Form 10-Q
period 1996-03-31
TRAVELERS AETNA PROPERTY CASUALTY CORP
filed 1996-06-06
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -----                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -----                  THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO

                           -------------------------

                        COMMISSION FILE NUMBER 1-14328

                           -------------------------

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     06-1445591
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (860) 277-0111
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO   X
                                       ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF MAY 31, 1996:

                            Class A     71,979,829

                            Class B    328,020,170

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.

                                TABLE OF CONTENTS

                         Part I - Financial Information
Item 1.    Financial Statements:                                                                     Page No.
                                                                                                     --------
           Condensed Consolidated Statement of Operations (Unaudited) -
              Three Months Ended March 31, 1996 and 1995                                                 3

           Condensed Consolidated Balance Sheet -
              March 31, 1996 (Unaudited) and December 31, 1995                                           4

           Condensed Consolidated Statement of Changes in
              Stockholder's Equity (Unaudited) -
              Three Months Ended March 31, 1996                                                          5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 1996 and 1995                                                 6

           Notes to Condensed Consolidated Financial Statements - Unaudited                              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          10


                           Part II - Other Information


Item 1.    Legal Proceedings                                                                            18

Item 5.    Other Information                                                                            18

Item 6.    Exhibits and Reports on Form 8-K                                                             18

Exhibit Index                                                                                           19

Signatures                                                                                              20

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                     (in millions, except per share amounts)

                                                                         Three Months Ended
                                                                                March 31,
                                                                         1996               1995
                                                                         ----               ----
REVENUES

Premiums                                                               $  826             $   866
Net investment income                                                     196                 168
Fee income                                                                 99                 124
Realized investment gains (losses)                                         26                  (6)
Other revenues                                                              5                  10
                                                                       ------             -------
                                                                        1,152               1,162
                                                                       ------             -------


BENEFITS AND EXPENSES

Claims and claim adjustment expenses                                      730                 784
Amortization of deferred acquisition costs                                120                 123
General and administrative expenses                                       177                 165
                                                                       ------             -------
                                                                        1,027               1,072
                                                                       ------             -------

Income before federal income taxes                                        125                  90

Federal income taxes                                                       27                  15
                                                                       ------             -------

Net income                                                             $   98             $    75
                                                                       ======             =======

Net income per share of common stock                                   $ 0.33             $  0.25
                                                                       ======             =======

Weighted average number of
   common shares outstanding                                            294.5               294.5
                                                                       ======             =======

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                         March 31,        December 31,
                                                                                           1996               1995
                                                                                           ----               ----
                                                                                        (Unaudited)
   ASSETS
Fixed maturities, available for sale at market (cost, $10,398; $10,534)                 $ 10,484            $ 10,908
Equity securities, at market (cost, $642; $565)                                              694                 603
Mortgage loans                                                                               189                 213
Real estate held for sale                                                                     24                  23
Short-term securities                                                                        812                 786
Other investments                                                                            391                 287
                                                                                        --------            --------
   Total investments                                                                      12,594              12,820
                                                                                        --------            --------

Cash                                                                                          57                  51
Investment income accrued                                                                    160                 165
Premium balances receivable                                                                2,245               2,213
Reinsurance recoverables                                                                   5,428               5,407
Deferred acquisition costs                                                                   207                 202
Deferred federal income taxes                                                                719                 650
Contractholder receivables                                                                 1,745               1,713
Other assets                                                                               1,515               1,400
                                                                                        --------            --------
   Total assets                                                                         $ 24,670            $ 24,621
                                                                                        ========            ========

   LIABILITIES
Claims and claim adjustment expense reserves                                            $ 15,516            $ 15,460
Unearned premium reserves                                                                  1,709               1,695
Contractholder payables                                                                    1,745               1,713
Other liabilities                                                                          2,176               2,152
                                                                                        --------            --------
   Total liabilities                                                                      21,146              21,020
                                                                                        --------            --------

   STOCKHOLDER'S EQUITY
Common stock, 150,000 shares authorized, 100,000 shares issued and outstanding with a par value of $100 at March 31, 1996 and December 31, 1995 and 1.4 billion shares authorized, 100 shares issued and outstanding with a par value of
   $.01 at March 31, 1996                                                                     10                  10
Additional paid-in capital                                                                 2,890               2,889
Retained earnings                                                                            520                 422
Unrealized investment gains, net of taxes                                                    104                 280
                                                                                        --------            --------

   Total stockholder's equity                                                              3,524               3,601
                                                                                        --------            --------

   Total liabilities and stockholder's equity                                           $ 24,670            $ 24,621
                                                                                        ========            ========

           See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
                          (in millions, except shares)

                                                                               Three Months Ended
                                                                               ------------------
                                                                                 March 31, 1996
                                                                                 --------------
                                                                            Amount              Shares
                                                                            ------              ------

COMMON STOCK AND ADDITIONAL
     PAID-IN CAPITAL

Balance, beginning of year                                                 $ 2,899             100,000
Capital contribution                                                             1
Capitalization of Travelers/Aetna
   Property Casualty Corp.                                                       -                 100
                                                                           -------             -------
Balance, end of period                                                       2,900             100,100
                                                                           -------             -------


RETAINED EARNINGS

Balance, beginning of year                                                     422
Net income                                                                      98
                                                                           -------
Balance, end of period                                                         520
                                                                           -------


UNREALIZED INVESTMENT GAINS (LOSSES),
     NET OF TAXES

Balance, beginning of year                                                     280
Net change in unrealized investment gains and
   losses, net of taxes                                                       (176)
                                                                           -------
Balance, end of period                                                         104
                                                                           -------             =======
   Total stockholder's equity                                              $ 3,524             100,100
                                                                           =======             =======


           See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                                            Three Months Ended
                                                                                                 March 31,

                                                                                           1996              1995
                                                                                        ---------         ---------

Net cash provided by (used in) operating activities                                      $   (89)          $   366
                                                                                         -------           -------

Cash flows from investing activities
   Investment repayments
     Fixed maturities                                                                        221               139
     Mortgage loans                                                                            1                 3
   Proceeds from sales of investments, including real estate held for sale
     Fixed maturities                                                                      1,215             2,045
     Equity securities                                                                       117                31
     Mortgage loans                                                                           17                 6
     Real estate held for sale                                                                 2                 9
   Investments in
     Fixed maturities                                                                     (1,303)           (1,168)
     Equity securities                                                                      (154)              (63)
     Mortgage loans                                                                         --                  (1)
   Short-term securities, (purchases) sales, net                                             (25)           (1,147)
   Other investments, net                                                                     (4)             --
   Securities transactions in course of settlement                                             7              (173)
                                                                                         -------           -------
         Net cash provided by (used in) investing activities                                  94              (319)
                                                                                         -------           -------

Cash flows from financing activities
     Dividend to parent                                                                     --                 (46)
     Contribution from parent                                                                  1              --
                                                                                         -------           -------
         Net cash provided by (used in) financing activities                                   1               (46)
                                                                                         -------           -------

Net increase in cash                                                                           6                 1

Cash at beginning of period                                                                   51                32
                                                                                         -------           -------
Cash at end of period                                                                    $    57           $    33
                                                                                         =======           =======

Supplemental disclosure of cash flow information
   Income taxes paid (refunded)                                                          $    48           $   (18)
                                                                                         =======           =======


           See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers/Aetna Property Casualty Corp. (TAP) (a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect subsidiary of Travelers Group Inc.) and The Travelers Indemnity Company and its subsidiaries (collectively, the Company) on a combined basis, have been prepared in conformity with generally accepted accounting principles
     (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Form S-1 registration statement, which was declared effective on April 22, 1996 (Registration No. 333-2254).

     Earnings per common share is based on the weighted average number of common shares outstanding during the period. For purposes of the computation of earnings per share, the weighted average number of shares was computed by treating the common stock issued within a one-year period prior to the initial filing of the registration statement relating to the initial public offering (IPO) as outstanding for all reported periods. This amount was then reduced by the dilutive effect of such issuances determined by using the actual proceeds and the number of shares that could have been repurchased using the IPO price as the repurchase price for all periods presented.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.   Subsequent Events - Acquisition

     On April 2, 1996, TAP purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.16 billion in cash. The acquisition will be treated as a purchase and, accordingly, the financial results of Aetna
     P&C are not included in these financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Subsequent Events - Acquisition, Continued

     To finance the $4.16 billion purchase price, including transaction costs and the capital contributions totalling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

     On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6-3/4% Notes due April 15, 2001 and $200 million of 7-3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

     The allocation of the purchase price to the assets and liabilities of Aetna P&C is subject to valuations as of the date of its acquisition based on appraisals and other studies, which are not yet completed. Adjustments of claims and claim adjustment expense reserves and certain other insurance accounts resulting from the valuation of these accounts will be recorded in operations in the period or periods determined. The Company is continuing to review the insurance reserves of Aetna P&C, including the effect of applying the Company's strategies, policies and practices in determining such reserves, primarily relating to reserves for cumulative injury claims, insurance products involving financial guarantees based on the fair value of underlying collateral and certain other insurance accounts. Based on the reviews at this stage, it is possible that additional reserves of up to approximately $750 million in the aggregate may be recorded upon completion of these reviews, which would result in after-tax charges to income of up to approximately $488 million in the aggregate. Stockholders' equity would be correspondingly reduced by an equivalent amount as a result of these charges. The Company believes that its reviews are likely to be completed in the second quarter of 1996, although there can be no assurance as to the ultimate timing thereof.

4.   Capital and Debt

     As discussed in Note 3, during the first quarter of 1996, TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks led by Citibank, N.A., Chemical Bank and Morgan Guaranty Trust Company. This facility was used to finance the purchase of Aetna P&C. As of April 30, 1996, all borrowings under this facility have been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, all of which is currently available. In addition to this facility, TAP has in place a commercial paper program which at May 31, 1996 had $724 million outstanding. TAP at May 31, 1996, had $1.3 billion available for debt offerings under its shelf registration statement. TAP also currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Capital and Debt, Continued

     The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $299 million in 1996 without prior approval of the Connecticut Insurance Department.

5.   Commitments and Contingencies

     Lloyd's of London (Lloyd's) is currently undergoing a restructuring to solidify its capital base and to segregate claims for years before 1993. The Company is in arbitration with underwriters at Lloyd's in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the Company's ability to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties.

     The outcomes of the restructuring of Lloyd's and the arbitration referred to above are uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable resolution of these matters could have a material adverse effect on the Company's operating results in a future period. However, the Company believes that it is not likely that the outcome of these matters could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. The Company believes that such allowance properly states the net receivable from reinsurance contracts.

     In relation to submitted and future asbestos and environmental-related claims, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance recoverables. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding the reserves by an amount that would be material to operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     The Company is a defendant or codefendant in various litigation matters other than environmental and asbestos claims. Although there can be no assurances, as of March 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Results of Operations reflect the combined results of operations of Travelers/Aetna Property Casualty Corp. (TAP) and The Travelers Indemnity Company and its subsidiaries (collectively, the Company).

CONSOLIDATED OVERVIEW
On April 2, 1996, TAP purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.16 billion in cash. To finance the $4.16 billion purchase price, plus transaction costs and the capital contributions totalling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001
(the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock
(at that time) to four private investors, including Aetna, for an aggregate of $525 million. The Travelers Insurance Group Inc.(TIGI) acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6-3/4% Notes due April 15, 2001 and $200 million of 7-3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable. The aggregate proceeds from the above offerings of $2.528 billion, together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper, were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

TAP provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals throughout the United States.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                  THREE MONTHS ENDED MARCH  31,
                                                                                    1996                      1995
                                                                           ---------------------     ----------------------
                                                                                          Net                        Net
                                                                           Revenues      Income      Revenues       Income
                                                                                        (Dollars in millions)
Commercial Lines                                                           $     775    $      76    $     801     $     53
Personal Lines                                                                   373           23          359           22
Corporate and Other                                                                4           (1)           2            0
                                                                           ---------    ----------   ---------     --------
Total                                                                      $   1,152    $      98    $   1,162     $     75
                                                                           =========    =========    =========     ========

Revenues of $1.152 billion in the first quarter of 1996 decreased $10 million compared to 1995 first quarter revenues of $1.162 billion. This decrease was primarily attributable to a $40 million decrease in premiums and a $25 million decrease in fee income, partially offset by higher net investment income and realized investment gains. The premium decline is the result of the Company's selective renewal activity in Commercial Lines in response to the competitive pricing environment as well as continued success in lowering workers' compensation losses of customers, which reduces premiums and fee income, and the settlement of a stop loss insurance arrangement with TIGI.

Net investment income was $196 million for the first quarter of 1996, an increase of $28 million from the first quarter of 1995. The increase for the first quarter of 1996 compared to the first quarter of 1995 is primarily due to increased investable funds. Realized investment gains increased by $32 million in the first quarter of 1996 compared to the first quarter of 1995.

Fee income is significantly impacted by National Accounts within Commercial Lines because the recorded revenue from premium equivalents is primarily reflected in fees. Fee income for the first quarter of 1996 was $99 million, a $25 million decrease from the first quarter of 1995. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and the Company's continued success in lowering workers' compensation losses of customers.

Benefits and expenses of $1.027 billion for the first quarter of 1996 decreased $45 million from the first quarter of 1995. This decrease was primarily attributable to favorable loss development in personal auto lines and to improvement in certain workers' compensation lines and residual markets, partially offset by the higher level of catastrophes in the first quarter of 1996 compared to the first quarter of 1995.

The Company's effective tax rate was 22% for the first quarter of 1996 and 17% for the first quarter of 1995. These rates differed from the statutory tax rate in both periods primarily due to municipal bond interest not taxed for federal income tax purposes. The 1996 first quarter effective rate was higher than the 1995 first quarter due to a consistent level of tax-exempt income included in a greater amount of pre-tax income.

Net income for the first quarter of 1996 of $98 million increased $23 million over the first quarter of 1995. The 1996 first quarter increase compared to the first quarter of 1995 was the result of the previously mentioned increases in realized investment gains and net investment income, as well as favorable loss experience in personal auto lines and improvement in certain workers' compensation lines and residual markets offset by higher catastrophe losses resulting from winter storm-related claims in the first quarter of 1996 and a $13 million after-tax charge relating to the settlement of a stop loss insurance arrangement with TIGI.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines
Commercial Lines net written premiums for the first quarter of 1996 totaled $619 million up $12 million compared to $607 million for the first quarter of 1995. Premium equivalents for the first quarter of 1996 totaled $763 million, down $121 million compared to $884 million for the first quarter of 1995. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts net written premiums of $174 million for the first quarter of 1996 increased $7 million from the first quarter of 1995. National Accounts premium equivalents of $752 million for the first quarter of 1996 were $120 million below the first quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets. For the first quarter of 1996, National Accounts new business, including both premiums and premium equivalents, was $49 million compared to $178 million for the first quarter of 1995. This decline reflected National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. The National Accounts business retention ratio increased to 77% in the first quarter of 1996 from 73% in the first quarter of 1995.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $202 million in the 1996 first quarter compared to $207 million in the 1995 first quarter, and Commercial Accounts premium equivalents were $11 million in the 1996 first quarter, about even with the 1995 first quarter. In this highly competitive market, Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the first quarter of 1996, new premium and premium equivalent business in Commercial Accounts was $37 million compared to $63 million for the first quarter of 1995. The Commercial Accounts business retention ratio was 73% for the first quarter of 1996 and 75% for the first quarter of 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums of $141 million for the first quarter of 1996 were $6 million above the first quarter of 1995 premium levels, due primarily to higher retention levels. New premium business in Select Accounts was $41 million in the 1996 first quarter compared to $42 million in the 1995 first quarter. The Select Accounts business retention ratio was 76% in the 1996 first quarter compared to 75% in the comparable 1995 period.

Specialty Accounts net written premiums were $102 million for the 1996 first quarter compared to $98 million in the 1995 first quarter. The growth is primarily attributable to an increase in errors and omissions writings.

Benefits and expenses of $680 million for the first quarter of 1996 decreased $58 million from the first quarter of 1995. These decreases were primarily attributable to improvement in certain workers' compensation lines and residual markets for the first quarter of 1996.

Catastrophe losses, net of tax and reinsurance, were $6 million and $1 million in the 1996 and 1995 first quarters, respectively. This increase was due to winter storm-related claims during the 1996 quarter. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased.

Net income for the 1996 first quarter of $76 million increased $23 million compared to the 1995 first quarter of $53 million. The 1996 first quarter increase compared to the 1995 first quarter was due to higher realized investment gains, higher net investment income and improvement in certain workers' compensation lines and residual markets, partially offset by higher catastrophe losses and a $13 million after tax charge relating to the settlement of a stop loss insurance arrangement with TIGI.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                                           Three Months Ended      Three Months Ended
                                                                             March 31, 1996          March 31, 1995
                                                                             --------------         ----------------
Statutory:
     Loss and LAE ratio...........................................................86.9%                   88.1%
     Underwriting expense ratio...................................................26.1                    23.1
     Combined ratio before policyholder dividends................................113.0                   111.2
     Combined ratio..............................................................113.4                   112.1
GAAP:
     Loss and LAE ratio...........................................................80.8%                   81.5%
     Underwriting expense ratio...................................................27.3                    26.4
     Combined ratio before policyholder dividends................................108.1                   107.9
     Combined ratio..............................................................108.4                   108.7

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies.

The increase in the 1996 first quarter statutory combined ratio for Commercial Lines is primarily attributable to the cancellation of a reinsurance arrangement with an affiliate and higher catastrophe losses in the first quarter of 1996. The 1996 first quarter GAAP combined ratio for Commercial Lines was relatively even with the 1995 ratio as the cancellation of the affiliated reinsurance arrangement and the higher catastrophe losses were offset by changes in service fee income in the first quarter of 1996 compared to the first quarter of 1995.

Personal Lines
Net written premiums in the 1996 first quarter were $341 million, which represents a slight improvement over the first quarter of 1995, after excluding the effect of a first quarter 1995 change in reinsurance coverage. This improvement reflects growth in target markets, partially offset by reductions due to catastrophe management strategies.

Benefits and expenses of $341 million for the 1996 first quarter increased $11 million from the 1995 first quarter. This increase was primarily attributable to the higher level of catastrophe losses in the first quarter of 1996 compared to the first quarter of 1995, partially offset by favorable loss experience in personal auto lines.

Net income for the first quarter of 1996 of $23 million increased $1 million compared to $22 million for the first quarter of 1995. A particularly high level of winter storm-related catastrophe losses of $18 million, after taxes and reinsurance, compared with $2 million in the prior year period, reduced earnings in the 1996 first quarter. Effective April 1, 1995, the threshold of losses incurred to qualify a specific event as a catastrophe was increased. Excluding catastrophe losses, earnings before realized investment gains (losses) improved $14 million compared to the 1995 first quarter, primarily reflecting favorable loss experience in personal auto lines.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                                         Three Months Ended       Three Months Ended
                                                                             March 31, 1996          March 31, 1995
                                                                             --------------        ----------------
Statutory:
     Loss and LAE ratio...........................................................76.9%                   74.4%
     Underwriting expense ratio...................................................28.4                    28.1
     Combined ratio..............................................................105.3                   102.5
GAAP:
     Loss and LAE ratio...........................................................76.9%                   74.4%
     Underwriting expense ratio...................................................26.7                    26.8
     Combined ratio..............................................................103.6                   101.2

The increase in the combined ratios in 1996 was due to the higher level of catastrophe losses, partially offset by favorable loss experience in personal auto lines.

Corporate and Other
The Company's Corporate and Other operations reflect the accident and health business written by certain affiliated companies and reinsured by the Company.

Environmental Claims
The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process. This bulk reserve is established and adjusted based upon the aggregate volume of in process environmental claims and the Company's experience in resolving such claims. Until the dispute is resolved, the estimated amounts for disputed coverage claims are carried in a bulk reserve. At March 31, 1996, approximately 16% of the net environmental loss reserve (i.e., approximately $61 million) is case reserve for resolved claims. The balance, approximately 84% of the net aggregate reserve (i.e., approximately $326 million), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1996 and 1995.

Environmental Losses
(millions)                                                                 Three Months Ended   Three Months Ended
                                                                             March 31, 1996       March 31, 1995
                                                                             --------------       --------------
Beginning reserves (1):
   Direct.........................................................................$  454           $   482
   Ceded..........................................................................   (50)              (11)
                                                                                  ------           -------
     Net  ........................................................................   404               471
Incurred losses and loss expenses:
   Direct.........................................................................    20                15
   Ceded..........................................................................    (3)                -
Losses paid:
   Direct ........................................................................    35                33
   Ceded..........................................................................    (1)               (1)
Ending reserves:
   Direct.........................................................................   439               464
   Ceded..........................................................................   (52)              (10)
                                                                                  ------           -------
     Net..........................................................................$  387           $   454
                                                                                  ======           =======

(1) For 1995, includes the termination of certain agreements with TIGI whereby TIGI had assumed certain reserves from the Company.

As of March 31, 1996, the Company had approximately 10,700 pending environmental-related claims and had resolved over 21,400 such claims since 1986. Approximately 62% of the pending environmental-related claims in inventory at such date represent federal or state EPA-type claims tendered by approximately 700 insureds. The balance represents bodily injury claims alleging injury due to the discharge of insureds' waste or pollutants.

Asbestos Claims

The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1996 and 1995. In general, the Company posts case reserves for pending but unsettled asbestos claims within approximately 30 business days of receipt of such claims. At March 31, 1996, approximately 17% of the net aggregate reserve (i.e., approximately $71 million) is for pending but unsettled asbestos claims. The balance, approximately 83% (i.e., approximately $336 million) of the net asbestos reserves, represents incurred but not yet reported losses for which the Company has not received any specific claims.


Asbestos Losses
(millions)                                    Three Months Ended      Three Months Ended
                                                March 31, 1996           March 31, 1995
                                                --------------           --------------
Beginning reserves (1):
   Direct .................................         $ 695                    $ 702
   Ceded ..................................          (293)                    (319)
                                                    -----                    -----
     Net ..................................           402                      383
Incurred losses and loss expenses:
   Direct .................................            16                       10
   Ceded ..................................            (5)                    --
Losses paid:

   Direct .................................            24                       27
   Ceded ..................................           (18)                     (49)
Ending reserves:

   Direct .................................           687                      685
   Ceded ..................................          (280)                    (270)
                                                    -----                    -----
     Net ..................................         $ 407                    $ 415
                                                    =====                    =====

(1) For 1995, includes the termination of certain agreements with TIGI whereby TIGI had assumed certain reserves from the Company.

In relation to submitted and future asbestos and environmental-related claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverables. In this area of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

Liquidity and Capital Resources

On April 2, 1996, TAP acquired the domestic property and casualty insurance subsidiaries of Aetna for approximately $4.16 billion in cash. TAP is a holding company and has no direct operations. TAP's principal asset is the capital stock of its insurance subsidiaries.

To finance the $4.16 billion purchase price, plus transaction costs and the capital contributions totalling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

Cash flow needs at TAP will include stockholder dividends and debt service. TAP anticipates that its cash flow needs will be met primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Moreover, TAP will continue to be able to make borrowings under the Credit Facility, which it has reduced to $1.2 billion, all of which is currently available. In addition to this facility, TAP has in place a commercial paper program which at May 31, 1996 had $724 million outstanding.

TAP at May 31, 1996, had $1.3 billion available for debt offerings under its shelf registration statement.

Aetna P&C Acquisition

The allocation of the purchase price to the assets and liabilities of Aetna P&C is subject to valuations as of the date of its acquisition based on appraisals and other studies, which are not yet completed. Adjustments of claims and claim adjustment expense reserves and certain other insurance accounts resulting from the valuation of these accounts will be recorded in operations in the period or periods determined. The Company is continuing to review the insurance reserves of Aetna P&C, including the effect of applying the Company's strategies, policies and practices in determining such reserves, primarily relating to cumulative injury claims, insurance products involving financial guarantees based upon fair value of underlying collateral and certain other insurance accounts.

Cumulative injury claims often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to harmful products or substances. Such harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances. Numerous complex issues exist when such claims are presented. The claimant's theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the potential liability of other defendants must be explored, an assessment of the claimant's damages must be made and the law of the jurisdiction must be applied.

Based on the reviews at this stage, it is possible that additional reserves of up to approximately $750 million in the aggregate may be recorded upon completion of these reviews, which would result in after-tax charges to income of up to approximately $488 million in the aggregate. Stockholder's equity would be correspondingly reduced by an equivalent after-tax amount as a result of these charges. The Company believes that its reviews are likely to be completed in the second quarter of 1996, although there can be no assurance as to the ultimate timing thereof.

Future Application of Accounting Standards

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models.
The Company has selected the disclosure alternative which requires that such pro forma disclosures be included in annual financial statements.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

For information concerning a case involving the enforcement of certain reinsurance contracts with Lloyd's of London, see the description that appears in the fifth full paragraph on page 90 of the Prospectus dated April 22, 1996 of TAP, which description is incorporated by reference herein. Hearings before the American Arbitration Association are expected to begin in the second half of 1996.

ITEM 5.   OTHER INFORMATION.

RECENT OPERATING RESULTS OF AETNA P&C

First Quarter Results

For the quarter ended March 31, 1996, Aetna P&C net income increased to $218 million compared to $66 million in the first quarter of 1995. Excluding net realized investment gains, earnings were $18 million in the first quarter of 1996 compared to $61 million in the first quarter of 1995. This decrease in earnings was due to catastrophe losses resulting from winter storms in the first quarter of 1996 totalling $44 million (after tax and after reinsurance) compared to catastrophe losses in the first quarter of 1995 of $13 million. The results for the 1996 first quarter also include reserve strengthening of $26 million after tax relating to general liability claims other than asbestos and environmental. The 1995 first quarter includes reserve strengthening of $34 million after tax relating to asbestos and environmental claims.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   EXHIBITS:

          See Exhibit Index.

          (b)   REPORTS ON FORM 8-K:

During the quarter ended March 31, 1996, TAP was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and accordingly, no Current Reports on Form 8-K were filed during that period; however, on April 25, 1996, TAP filed a Current Report on Form 8-K dated April 24, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of TAP's 6 3/4% Notes due April 15, 2001 and 7 3/4% Notes due April 15, 2026; and on May 14, 1996, TAP filed a Current Report on Form 8-K dated May 10, 1996 filing certain exhibits under Item 7 thereof relating to the offer and sale of (i) the 8% Trust Preferred Securities of Travelers P&C Capital II, a subsidiary of TAP, and (ii) TAP's 8% Junior Subordinated Deferrable Interest Debentures due May 15, 2036.

                                  EXHIBIT INDEX

Exhibit                                                                                  Filing
Number          Description of Exhibit                                                   Method
- -------         ----------------------                                                   ------
3.01            Restated Certificate of Incorporation of Travelers/Aetna
                Property Casualty Corp. (TAP) incorporated by reference to
                Exhibit 3.1 to Amendment No. 5 of the Registration Statement
                on Form S-1 of TAP (No. 333-2254) ("TAP's Form S-1").

3.02            Certificate of Designations, Powers, Preferences and Rights of
                7.5% Redeemable Preferred Stock, Series Z of TAP, incorporated by reference to Exhibit 3.3 of TAP's Form
                S-1.

3.03 Restated By-Laws of the Company effective March 29, 1996, incorporated by reference to Exhibit 3.2 of TAP's Form
                S-1.

10.01           TAP's 1996 Compensation Plan for Non-Employee Directors.             Electronic

11.01           Computation of Earnings Per Share                                    Electronic

12.01           Computation of Ratio of Earnings to Fixed Charges                    Electronic

27.01           Financial Data Schedule                                              Electronic

99.01           The fifth full paragraph of page 90 of TAP's Prospectus
                dated April 22, 1996, filed pursuant to Rule 424(b) of the
                Securities Act of 1933 (File No. 333-2254).                          Electronic

                The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of TAP does not exceed 10% of the total assets of TAP and its consolidated subsidiaries. TAP will furnish copies of any such instrument to the Commission upon request.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRAVELERS/AETNA PROPERTY CASUALTY CORP.

Date:    June 5, 1996                 By   /s/ William P. Hannon
                                         -----------------------------------
                                               William P. Hannon
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date:    June 5, 1996                 By   /s/ Christine B. Mead
                                          ----------------------------------
                                               Christine B. Mead
                                               Chief Accounting Officer