Form 10-Q
period 1996-06-30
TRAVELERS AETNA PROPERTY CASUALTY CORP
filed 1996-08-14
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 1-14328

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO_____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF AUGUST 5, 1996:

                        CLASS A                71,979,829
                        CLASS B               328,020,170

              TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                              Page No.
                                                                           --------
        Condensed Consolidated Statement of Operations (Unaudited) -
         Three and Six Months Ended June 30, 1996 and 1995                    3

        Condensed Consolidated Balance Sheet -
         June 30, 1996 (Unaudited) and December 31, 1995                      4

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity (Unaudited) -
         Six Months Ended June 30, 1996                                       5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1996 and 1995                              6

        Notes to Condensed Consolidated Financial Statements - (Unaudited)    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  11

                           Part II - Other Information

Item 1. Legal Proceedings                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     24

Exhibit Index                                                                25

Signatures                                                                   26

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                     (in millions, except per share amounts)

                                               Three Months Ended     Six Months Ended
                                               ------------------     ----------------
                                                    June 30,              June 30,
                                                    --------              --------
                                                 1996       1995       1996       1995
                                               -------     ------    -------     ------
REVENUES

Premiums                                       $ 1,667     $  878    $ 2,493     $1,744
Net investment income                              472        175        668        343
Fee income                                         112        120        211        244
Realized investment gains (losses)                 (59)         6        (33)        --
Other revenues                                      10          4         15         14
                                               -------     ------    -------     ------
                                                 2,202      1,183      3,354      2,345
                                               -------     ------    -------     ------
CLAIMS AND EXPENSES

Claims and claim adjustment expenses             1,807        764      2,537      1,548
Amortization of deferred acquisition costs         237        124        357        247
Interest expense                                    38         --         38         --
General and administrative expenses                481        168        658        333
                                               -------     ------    -------     ------
                                                 2,563      1,056      3,590      2,128
                                               -------     ------    -------     ------

Income (loss) before federal income taxes         (361)       127       (236)       217

Federal income taxes (benefit)                    (145)        28       (118)        43
                                               -------     ------    -------     ------
Net income (loss)                              $  (216)    $   99    $  (118)    $  174
                                               =======     ======    =======     ======
Net income (loss) per share of common stock    $ (0.59)    $ 0.34    $ (0.36) $    0.59
                                               =======     ======    =======     ======
Weighted average number of common
   and equivalent shares outstanding             374.2      294.5      334.3      294.5
                                               =======     ======    =======     ======

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                            June 30,  December 31,
                                                              1996        1995
                                                            --------  ------------
                                                           (Unaudited)
  ASSETS
Fixed maturities, available for sale at market
 (cost, $23,293; $10,534)                                    $23,222    $10,908
Equity securities, at market (cost, $717; $565)                  771        603
Mortgage loans                                                 1,035        213
Real estate held for sale                                        159         23
Short-term securities                                          1,922        786
Other investments                                                483        287
                                                             -------    -------
  Total investments                                           27,592     12,820
                                                             -------    -------
Cash                                                             147         51
Investment income accrued                                        373        165
Premium balances receivable                                    3,254      2,213
Reinsurance recoverables                                      10,474      5,407
Deferred acquisition costs                                       406        202
Deferred federal income taxes                                  1,740        650
Contractholder receivables                                     1,627      1,154
Other assets                                                   4,773      1,400
                                                             -------    -------
  Total assets                                               $50,386    $24,062
                                                             =======    =======
  LIABILITIES
Claims and claim adjustment expense reserves                 $32,347    $15,460
Unearned premium reserves                                      3,432      1,695
Contractholder payables                                        1,627      1,154
Long-term debt                                                   700         --
Commercial paper                                                 631         --
Other liabilities                                              4,989      2,152
                                                             -------    -------
  Total liabilities                                           43,726     20,461
                                                             -------    -------
TAP - Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts
  holding solely Junior Subordinated Debt Securities             900         --

  STOCKHOLDERS' EQUITY
Common stock:
  Class A, $.01 par value, 700 million shares authorized,
     71,979,829 shares issued and outstanding                      1         --
  Class B, $.01 par value, 700 million shares authorized,
     328,020,170 shares issued and outstanding                     3         --
Common stock, $100 par value, 150,000 shares authorized,
  100,000 shares issued and outstanding                           --         10
Additional paid-in capital                                     5,456      2,889
Retained earnings                                                300        422
Unrealized investment gains, net of taxes                         --        280
                                                             -------    -------
  Total stockholders' equity                                   5,760      3,601
                                                             -------    -------
  Total liabilities and stockholders' equity                 $50,386    $24,062
                                                             =======    =======

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)

                                                           Six Months Ended June 30, 1996
                                                           ------------------------------
                                                  Amount                    Shares
                                                 -------     --------------------------------------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                         Class A        Class B

Balance, beginning of period                     $ 2,899      100,000             --             --
Capitalization of Travelers/Aetna
  Property Casualty Corp.                          2,560     (100,000)    71,979,829    328,020,170
Other                                                  1           --             --             --
                                                 -------     --------     ----------    -----------
Balance, end of period                             5,460           --     71,979,829    328,020,170
                                                 -------     --------     ----------    -----------
RETAINED EARNINGS

Balance, beginning of period                         422
Net loss                                            (118)
Dividends                                             (4)
                                                 -------
Balance, end of period                               300
                                                 -------
UNREALIZED INVESTMENT GAINS
   (LOSSES), NET OF TAXES

Balance, beginning of period                         280
Net change in unrealized investment gains and
  losses, net of taxes                              (280)
                                                 -------
Balance, end of period                                --
                                                 -------     --------     ----------    -----------
  Total stockholders' equity                     $ 5,760           --     71,979,829    328,020,170
                                                 =======     ========     ==========    ===========

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                              Six Months Ended
                                                              ----------------
                                                                   June 30,
                                                                   --------
                                                               1996         1995
                                                             --------     -------
Net cash provided by (used in) operating activities          $   (152)    $   607
                                                             --------     -------
Cash flows from investing activities:
  Investment repayments
   Fixed maturities                                               613         305
   Mortgage loans                                                  19          13
  Proceeds from sales of investments, including real
   estate held for sale
   Fixed maturities                                             7,440       3,120
   Equity securities                                              296          69
   Mortgage loans                                                  17          12
   Real estate held for sale                                        1          12
  Investments in
   Fixed maturities                                            (8,163)     (2,692)
   Equity securities                                             (328)       (162)
   Mortgage loans                                                  --          (5)
  Short-term securities, (purchases) sales, net                  (654)     (1,084)
  Other investments, net                                         (133)        (11)
  Business acquisition                                         (4,160)         --
  Securities transactions in course of settlement                 482        (137)
                                                             --------     -------
      Net cash used in investing activities                    (4,570)       (560)
                                                             --------     -------
Cash flows from financing activities:
  Issuance of commercial paper, net                               631          --
  Issuance of long-term debt                                      700          --
  Borrowings on revolving line of credit                        2,650          --
  Payments on revolving line of credit                         (2,650)         --
  Contribution from parent                                      1,138          --
  Private offering of common stock                                525          --
  Initial public offering of common stock                         928          --
  Issuance of mandatorily redeemable preferred securities         900          --
  Issuance of Series Z preferred stock                            540          --
  Redemptions of Series Z preferred stock                        (540)         --
  Dividends on Series Z preferred stock                            (4)         --
  Dividend to parent                                               --         (46)
                                                             --------     -------
      Net cash provided by (used in) financing activities       4,818         (46)
                                                             --------     -------
Net increase in cash                                               96           1

Cash at beginning of period                                        51          32
                                                             --------     -------
Cash at end of period                                        $    147     $    33
                                                             ========     =======
Supplemental disclosure of cash flow information:
  Income taxes paid (refunded)                               $    103     $   (65)
                                                             ========     =======
  Interest paid                                              $     15     $    --
                                                             ========     =======
Supplemental disclosure of business acquisition:
  Fair value of investments acquired                         $ 13,884
  Fair value of other assets acquired                          10,019
  Claims and claim adjustment expense reserves assumed         16,809
  Other liabilities assumed                                     2,934
                                                             --------
Business acquisition                                         $  4,160
                                                             ========

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General

   The interim condensed consolidated financial statements include the accounts of Travelers/Aetna Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc.) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's Form S-1 registration statement, which was declared effective on April 22, 1996 (Registration No. 333-2254).

   Earnings per common share is based on the weighted average number of common shares outstanding during the period. For purposes of the computation of earnings per share, the weighted average number of shares was computed by treating the common stock issued within a one-year period prior to the initial filing of the registration statement relating to the initial public offering (IPO) as outstanding for all reported periods. This amount was then reduced by the dilutive effect of such issuances of stock prior to the IPO determined by using the actual proceeds and the number of shares that could have been repurchased using the IPO price as the repurchase price for all periods presented.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

2. Acquisition

   On April 2, 1996, TAP purchased from Aetna Life and Casualty Company (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.16 billion in cash. The acquisition was treated as a purchase and, accordingly, the financial results of Aetna P&C are included in these condensed consolidated financial statements effective April 2, 1996.

   To finance the $4.16 billion purchase price including transaction costs, plus capital contributions totaling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Acquisition, Continued

   On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a wholly owned subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a wholly owned subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

   The assets and liabilities of Aetna P&C are reflected in the condensed consolidated balance sheet at June 30, 1996 on a fully consolidated basis at management's best estimate of their fair values, based on currently available information. Evaluation and appraisal of assets and liabilities is continuing, including adjustments to investments, deferred acquisition costs, financial guarantee obligations which the Company expects to assume, designate as held for sale and actively market, claim reserves to conform the accounting policy regarding discounting to that historically used by the Company, liabilities for lease and severance costs relating to a restructuring plan for the business acquired, other assets and liabilities and related deferred income tax amounts, and allocation of the purchase price may be adjusted. The excess of the purchase price over the estimated fair value of net assets is approximately $1.14 billion and is being amortized over 40 years.

   During the second quarter of 1996, the Company recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the merger and the application of the Company's strategies, policies and practices to Aetna P&C reserves and include: $323 million after tax ($497 million before tax) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA) as well as insurance products involving financial guarantees, and assumed reinsurance; $45 million after tax ($69 before tax) in uncollectible reinsurance and other receivables; and a $23 million after-tax ($35 million before tax) provision for lease and severance costs of The Travelers Indemnity Company related to the restructuring plan for the merger.

3. Aetna P&C Acquisition - Pro Forma Results of Operations

   The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the six months ended June 30, 1996 and 1995, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Aetna P&C Acquisition - Pro Forma Results of Operations, Continued

                                                              Six Months Ended
                                                              ----------------
   (in millions, except per share data)                            June 30,
                                                                   --------
                                                              1996        1995 *
                                                             ------      ------
   Revenues                                                  $4,962      $4,886
   Net income (loss)                                             75        (223)
   Net income (loss) per common share                          0.19       (0.56)

   * Historical results of Aetna P&C include a charge of $750 million ($488 million after tax) representing an addition to environmental-related claims reserves in the second quarter of 1995.

   Excluding the acquisition-related charges outlined in Note 2, pro forma net income would have been $466 million or $1.17 per share for the six months ended June 30, 1996.

4. Changes in Accounting Principles

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

5. Capital and Debt

   As discussed in Note 2, during the first quarter of 1996, TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks. This facility was used to finance the purchase of Aetna P&C. As of April 30, 1996, all borrowings under this facility had been repaid in full and the amount of the facility was subsequently reduced to $1.2 billion, none of which is currently utilized. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At July 31, 1996, TAP had $637 million outstanding under its commercial paper program. TAP had $1.3 billion available for debt offerings under its shelf registration statement at July 31, 1996. TAP also currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Capital and Debt, Continued

   The Junior Subordinated Debt Securities, which are the sole assets of Travelers P&C Capital I and II and are eliminated in consolidation, were as follows at June 30, 1996:

   (in millions)                                Amount    Interest Rate  Maturity Date
                                                ------    -------------  -------------
   Travelers P&C Capital I                      $  800         8.08%       4/30/36
   Travelers P&C Capital II                        100         8.00%       5/15/36

   The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $299 million in 1996 without prior approval of the Connecticut Insurance Department.

6. Commitments and Contingencies

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

   The Company is a defendant or codefendant in various litigation matters other than environmental and asbestos claims. Although there can be no assurances, as of June 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not likely have a material adverse effect on its results of operations, financial condition or liquidity.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Results of Operations reflect the consolidated results of operations of Travelers/Aetna Property Casualty Corp. (TAP) and its subsidiaries (the Company).

As discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, on April 2, 1996, TAP completed the acquisition of the domestic property and casualty insurance subsidiaries of Aetna Life and Casualty Company (Aetna P&C) for approximately $4.16 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                    Three Months Ended   Six Months Ended
                                    ------------------   ----------------
(in millions, except per share data)      June 30,            June 30,
                                          --------            --------
                                      1996      1995      1996      1995
                                     ------    ------    ------    ------
Revenues                             $2,202    $1,183    $3,354    $2,345
                                     ======    ======    ======    ======
Net income (loss)                    $ (216)   $   99    $ (118)   $  174
                                     ======    ======    ======    ======
EARNINGS PER SHARE:
Net income (loss)                    $(0.59)   $ 0.34    $(0.36)   $ 0.59
                                     ======    ======    ======    ======
Weighted average number of common
  shares outstanding                  374.2     294.5     334.3     294.5
                                     ------    ------    ------    ------

Consolidated Results of Operations
The net loss for the second quarter of 1996 was $216 million or $0.59 per share compared to net income of $99 million or $0.34 per share in the second quarter of 1995. This $315 million decrease in net income was due to the $391 million in previously anticipated acquisition-related charges incurred by the Company in the second quarter of 1996. These acquisition-related charges include $323 million in reserve increases, net of reinsurance, for cumulative injury claims other than asbestos, insurance products involving financial guarantees, and assumed reinsurance, $45 million in uncollectible reinsurance and other receivables, and $23 million in lease and severance costs related to the restructuring plan for the merger. Partially offsetting the acquisition-related charges and higher catastrophe losses in the second quarter of 1996 were strong net investment income, favorable loss experience in personal auto lines, improvement in certain workers' compensation lines and residual markets and the emerging benefits of expense-reduction initiatives associated with the merger. Core earnings, which exclude realized gains (losses) and acquisition-related charges, were $213 million or $0.56 per share in the second quarter of 1996, an increase of $118 million from the second quarter of 1995. The increase in core earnings was primarily the result of the acquisition of Aetna P&C. In addition, the increase in core earnings reflects strong net investment income, favorable loss experience in personal auto lines, improvement in certain workers' compensation lines and residual markets and the emerging benefits of expense-reduction initiatives associated with the merger, marginally offset by higher catastrophe losses.

Revenues of $2.202 billion in the second quarter of 1996 increased $1.019 billion compared to the second quarter of 1995 revenues of $1.183 billion. This increase was primarily attributable to a $789 million increase in premiums and a $297 million increase in net investment income, partially offset by lower fee income and realized investment gains. The earned premium and net investment income increases are primarily the result of the acquisition of Aetna P&C. Commercial Lines earned premiums increased $452 million to $1.005 billion for the second quarter of 1996 from $553 million for the second quarter of 1995. Personal Lines earned premiums for the second quarter of 1996 of $655 million increased $337 million compared to $318 million for the second quarter of 1995. The increase in Commercial Lines premium revenue is net of continued declines resulting from the Company's selective renewal activity in response to the competitive pricing environment.

Net investment income was $472 million for the second quarter of 1996, an increase of $297 million from the second quarter of 1995, primarily due to the acquisition of Aetna P&C. Realized investment gains decreased by $65 million to a loss of $59 million in the second quarter of 1996 compared to the second quarter of 1995.

Fee income is significantly impacted by National Accounts within Commercial Lines because the recorded revenue from premium equivalents is primarily reflected in fees. Fee income for the second quarter of 1996 was $112 million, an $8 million decrease from the second quarter of 1995. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets and the Company's selective renewal activity to address the competitive pricing environment.

Claims and expenses of $2.563 billion for the second quarter of 1996 increased $1.507 billion from the second quarter of 1995. The increase was primarily attributable to the claims and expenses related to the newly acquired Aetna P&C business including financing costs and the previously anticipated acquisition-related adjustments. These acquisition-related charges totaled approximately $602 million pretax.

The Company's effective tax rate was 40% for the second quarter of 1996 and 22% for the second quarter of 1995. The tax rate on the net loss for the second quarter of 1996 reflects a tax benefit that is greater than the statutory rate of 35% primarily due to non-taxable net investment income. The tax rate on net income for the second quarter of 1995 is less than the statutory rate primarily due to non-taxable investment income.

The net loss for the six months ended June 30, 1996 was $118 million or $0.36 per share compared to net income of $174 million or $0.59 per share for the six months ended June 30, 1995. Excluding realized gains (losses) and acquisition-related charges, core operating income was $294 million or $0.87 per share for the first six months of 1996, up $120 million compared to $174 million or $0.59 per share for the first six months of 1995. The increase in core operating income was primarily the result of the acquisition of Aetna P&C. In addition, the increase reflects strong net investment income and the emerging benefits of expense-reduction initiatives associated with the merger.

The other consolidated operating trends for the six months ended June 30, 1996 and 1995 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Commercial Lines

(in millions)                                   Three Months Ended Three Months Ended
                                                   June 30, 1996      June 30, 1995
                                                   -------------      -------------
Revenues..............................................  $1,445            $  816
Net income (loss).....................................  $ (237)           $   72

Commercial Lines net loss for the 1996 second quarter was $237 million compared to net income of $72 million in the 1995 second quarter. This decrease was due to the acquisition-related charges of $383 million, partially offset by the benefits of expense-reduction initiatives associated with the merger and strong net investment income. Excluding realized gains (losses) and the acquisition-related charges, Commercial Lines core operating income was $178 million in the second quarter of 1996 compared to $67 million in the second quarter of 1995, primarily reflecting the acquisition of Aetna P&C, as well as the emerging benefits of expense-reduction initiatives associated with the merger and strong net investment income.

Commercial Lines net written premiums for the second quarter of 1996 totaled $1.100 billion (excluding a one-time adjustment associated with a reinsurance transaction in 1996), up $561 million compared to $539 million for the second quarter of 1995, reflecting the acquisition of Aetna P&C, offset in small part by the highly competitive conditions in the marketplace and the Company's continuing focus on profitability. Premium equivalents for the second quarter of 1996 totaled $752 million, up $78 million compared to $674 million for the second quarter of 1995, reflecting the acquisition of Aetna P&C. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only) and excluding a one-time adjustment associated with a reinsurance transaction in 1996, Commercial Lines net written premiums for the second quarter of 1996 totaled $1.100 billion, down $192 million compared to $1.292 billion for the second quarter of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. On a combined total basis including Aetna P&C, premium equivalents for the second quarter of 1996 totaled $752 million, down $120 million compared to $872 million for the second quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts net written premiums of $179 million (excluding a one-time adjustment associated with a reinsurance transaction) for the second quarter of 1996 increased $25 million from the second quarter of 1995. This increase reflects the acquisition of Aetna P&C, largely offset by an ongoing shift from risk-bearing business into non risk-bearing business and the competitive marketplace. National Accounts premium equivalents of $736 million for the second quarter of 1996 were $71 million above the second quarter of 1995. The increase in premium equivalents reflects the acquisition of Aetna P&C, partially offset by a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

For the second quarter of 1996, National Accounts new business, including both premiums and premium equivalents, was $180 million compared to $88 million for the second quarter of 1995. This increase primarily reflects the addition of one large account in the second quarter of 1996. National Accounts renewed business for the second quarter of 1996 of $612 million increased $109 million above the 1995 levels, reflecting the acquisition of Aetna P&C, partially offset by the National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. The National Accounts business retention ratio was 91% for the second quarter of 1996 and 93% for the second quarter of 1995.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $380 million in the 1996 second quarter compared to $163 million in the 1995 second quarter, and Commercial Accounts premium equivalents were $16 million in the 1996 second quarter, $7 million above the 1995 second quarter. These increases reflect the acquisition of Aetna P&C, marginally offset by the highly competitive market, where Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the second quarter of 1996, new premium and premium equivalent business in Commercial Accounts was $65 million compared to $39 million for the second quarter of 1995. The Commercial Accounts business retention ratio was 70% for the second quarter of 1996 and 71% for the second quarter of 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums of $369 million for the second quarter of 1996 were $227 million above the second quarter of 1995 premium levels, reflecting the acquisition of Aetna P&C. New premium business in Select Accounts was $75 million in the 1996 second quarter compared to $33 million in the 1995 second quarter. The Select Accounts business retention ratio was 78% in the 1996 second quarter compared to 74% in the comparable 1995 period.

Specialty Accounts addresses unique risks that typically require specialized underwriting. Specialty Accounts net written premiums were $172 million for the 1996 second quarter compared to $81 million in the 1995 second quarter. The growth is primarily attributable to the acquisition of the Aetna P&C Bond Specialty business.

Claims and expenses of $1.834 billion for the second quarter of 1996 increased $1.108 billion from the second quarter of 1995. This increase was primarily attributable to the acquisition of Aetna P&C and the acquisition-related charges of $589 million.

Catastrophe losses, net of taxes and reinsurance, were $1 million and $6 million in the 1996 and 1995 second quarters, respectively.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                   Three Months Ended Three Months Ended
                                                      June 30, 1996      June 30, 1995
                                                      -------------      -------------
Statutory:
   Loss and LAE ratio .........................            133.2%              85.8%
   Underwriting expense ratio .................             37.9               23.6
   Combined ratio before policyholder dividends            171.1              109.4
   Combined ratio .............................            171.9              110.2
GAAP:
   Loss and LAE ratio .........................            119.9%              77.6%
   Underwriting expense ratio .................             42.3               30.2
   Combined ratio before policyholder dividends            162.2              107.8
   Combined ratio .............................            163.1              108.5

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies. In addition, in the 1996 period purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge.

The increases in the 1996 second quarter statutory and GAAP combined ratios for Commercial Lines were primarily attributable to charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the three months ended June 30, 1996 would have been 111.5% and 110.8%, respectively. The increase in the 1996 second quarter statutory and GAAP combined ratios excluding acquisition-related charges compared to the 1995 second quarter statutory and GAAP combined ratios is due generally to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

Personal Lines

(in millions)                                    Three Months Ended Three Months Ended
                                                    June 30, 1996      June 30, 1995
                                                    -------------      -------------
Revenues..............................................  $  750             $  361
Net income............................................  $   51             $   24

Net income for the second quarter of 1996 of $51 million increased $27 million compared to $24 million for the second quarter of 1995. Excluding realized gains (losses) and the acquisition-related charges, Personal Lines core operating income was $65 million in the second quarter of 1996 compared to $25 million in the second quarter of 1995. These increases primarily reflect the acquisition of Aetna P&C, strong net investment income and continued favorable prior year loss reserve development in personal auto lines.

Net written premiums in the 1996 second quarter were $676 million, compared to $319 million in the second quarter of 1995. This increase reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), personal lines net written premiums for the second quarter of 1996 totaled $676 million, up $35 million compared to $641 million for the second quarter of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

Claims and expenses of $675 million for the 1996 second quarter increased $346 million from the 1995 second quarter. This increase was primarily attributable to the acquisition of Aetna P&C. Catastrophe losses, after taxes and reinsurance, were $14 million in the second quarter of 1996 compared to $2 million in the second quarter of 1995. The increase in catastrophe losses in the second quarter of 1996 is a result of the acquisition of Aetna P&C and hail and wind storms in the second quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                       Three Months Ended   Three Months Ended
                                          June 30, 1996        June 30, 1995
                                          -------------        -------------
Statutory:
   Loss and LAE ratio .......                  71.0%                74.7%
   Underwriting expense ratio                  29.1                 29.2
   Combined ratio ...........                 100.1                103.9
GAAP:
   Loss and LAE ratio .......                  71.6%                74.7%
   Underwriting expense ratio                  29.1                 28.7
   Combined ratio ...........                 100.7                103.4

The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines, partially offset by the higher level of catastrophe losses.

Corporate and Other

(in millions)           Three Months Ended  Three Months Ended
                           June 30, 1996      June 30, 1995
                           -------------      -------------
Revenues ........               $  7                $6
Net income (loss)               $(30)               $3

The primary component of net income (loss) for the 1996 second quarter was interest expense of $25 million after tax, reflecting financing costs associated with the acquisition. In addition, the Company's Corporate and Other operations reflect the accident and health business written by certain affiliated companies and reinsured by the Company.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Commercial Lines

(in millions)               Six Months Ended      Six Months Ended
                             June 30, 1996         June 30, 1995

Revenues ........               $ 2,220                $1,617
Net income (loss)               $  (161)               $  126

The net loss for the first six months of 1996 was $161 million compared to net income of $126 million for the first six months of 1995. Excluding realized gains (losses) and the acquisition-related charges, Commercial Lines core operating earnings were $237 million for the six months ended June 30, 1996 compared to $123 million for the six months ended June 30, 1995. This increase was due to the acquisition of Aetna P&C, as well as the emerging benefits of expense-reduction initiatives associated with the merger and strong net investment income.

Commercial Lines net written premiums for the first six months of 1996 totaled $1.719 billion (excluding a one-time adjustment associated with a reinsurance transaction in 1996), up $573 million compared to $1.146 billion for the first six months of 1995, reflecting the acquisition of Aetna P&C, offset in small part by the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. Premium equivalents for the first six months of 1996 totaled $1.516 billion, down $42 million compared to $1.558 billion for the first six months of 1995 reflecting the competitive environment.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first six months of 1996 totaled $2.331 billion, down $352 million compared to $2.683 billion for the first six months of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. On a combined total basis including Aetna P&C, premium equivalents for the first six months of 1996 totaled $1.632 billion, down $274 million compared to $1.906 billion for the first six months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

National Accounts net written premiums of $353 million (excluding a one-time adjustment associated with a reinsurance transaction) for the first six months of 1996 increased $32 million compared to the first six months of 1995. This increase reflects the acquisition of Aetna P&C, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business and the competitive marketplace. National Accounts premium equivalents of $1.488 billion for the first six months of 1996 were $49 million below the first six months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business. For the first six months of 1996, National Accounts new business, including both premiums and premium equivalents, was $229 million compared to $260 million for the first six months of 1995. For the first six months of 1996, National Accounts renewed business, including both premiums and premium equivalents, was $1.334 billion compared to $1.179 billion for the first six months of 1995, reflecting the acquisition of Aetna P&C, partially offset by National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. National Accounts business retention ratio was 83% for the first six months of 1996 compared to 81% for the first six months of 1995.

Commercial Accounts net written premiums were $582 million in the first six months of 1996 compared to $369 million in the first six months of 1995, and Commercial Accounts premium equivalents were $28 million in the first six months of 1996, $7 million higher than the first six months of 1995, primarily attributable to the acquisition of Aetna P&C. In this highly competitive market, Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the first six months of 1996, new premium and premium equivalent business in Commercial Accounts was $102 million compared to $89 million for the first six months of 1995. The Commercial Accounts business retention ratio was 71% for the first six months of 1996, down slightly from the first six months of 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $510 million for the first six months of 1996 were $233 million higher than the first six months of 1995 premium levels primarily attributable to the acquisition of Aetna P&C. New premium business in Select Accounts was $116 million in the first six months of 1996 compared to $60 million in the first six months of 1995. The Select Accounts business retention ratio was 78% in the first six months of 1996 compared to 74% in the comparable 1995 period.

Specialty Accounts net written premiums were $274 million for the first six months of 1996 compared to $179 million in the first six months of 1995. The growth is primarily attributable to the acquisition of the Aetna P&C Bond Specialty business.

Claims and expenses of $2.514 billion for the first six months of 1996 increased $1.049 billion from the first six months of 1995. This increase was primarily attributable to the acquisition of Aetna P&C and the acquisition-related charges of $589 million.

Catastrophe losses, net of taxes and reinsurance, were $6 million and $7 million in the first six months of 1996 and 1995, respectively. The catastrophes were primarily due to winter storms.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                         Six Months Ended      Six Months Ended
                                                           June 30, 1996         June 30, 1995
                                                           -------------         -------------
Statutory:
   Loss and LAE ratio .........................                 117.9%                86.9%
   Underwriting expense ratio .................                  33.4                 23.4
   Combined ratio before policyholder
     dividends ................................                 151.3                110.3
   Combined ratio .............................                 151.9                111.2
GAAP:
   Loss and LAE ratio .........................                 106.3%                79.6%
   Underwriting expense ratio .................                  36.4                 28.3
   Combined ratio before policyholder
     dividends ................................                 142.7                107.9
   Combined ratio .............................                 143.4                108.6

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies. In addition, in the 1996 period purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge.

The increases in the first six months of 1996 statutory and GAAP combined ratios for Commercial Lines compared to the first six months of 1995 were primarily attributable to charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the six months ended June 30, 1996 would have been 112.0% and 109.7%, respectively. The increase in the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges compared to the first six months of 1995 statutory and GAAP combined ratios is due to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

Personal Lines

(in millions)       Six Months Ended    Six Months Ended
                     June 30, 1996       June 30, 1995
                     -------------       -------------
Revenues ........        $1,122               $720
Net income ......        $   74               $ 46

The net income for the first six months of 1996 of $74 million increased $28 million compared to $46 million for the first six months of 1995. Excluding realized gains (losses) and the acquisition-related charges, Personal Lines core operating income was $87 million in the first six months of 1996 compared to $49 million in the first six months of 1995. These increases primarily reflect the acquisition of Aetna P&C, strong net investment income and continued favorable prior year loss reserve development in personal auto lines.

Net written premiums in the first six months of 1996 were $1.017 billion, compared to $673 million in the first six months of 1995. This increase primarily reflects the acquisition of Aetna P&C and, to a lesser extent, growth in target markets, marginally offset by reductions due to catastrophe management strategies. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first six months of 1996 totaled $1.333 billion up $102 million compared to $1.231 billion for the first six months of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

Claims and expenses of $1.017 billion for the first six months of 1996 increased $358 million from the first six months of 1995. This increase was primarily attributable to the acquisition of Aetna P&C. Catastrophe losses, after taxes and reinsurance, were $32 million in the first half of 1996 compared to $4 million in the first half of 1995. The increase in 1996 catastrophe losses was primarily due to the acquisition of Aetna P&C, as well as first quarter winter storms and second quarter hail and wind storms.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                        Six Months Ended     Six Months Ended
                                          June 30, 1996        June 30, 1995
                                          -------------        -------------
Statutory:
   Loss and LAE ratio .......                  73.0%                74.5%
   Underwriting expense
     ratio ..................                  28.9                 28.6
   Combined ratio ...........                 101.9                103.1
GAAP:
   Loss and LAE ratio .......                  73.4%                74.5%
   Underwriting expense
     ratio ..................                  28.5                 27.7
   Combined ratio ...........                 101.9                102.2

The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines, partially offset by the higher level of catastrophe losses.

Corporate and Other

(in millions)             Six Months Ended   Six Months Ended
                            June 30, 1996     June 30, 1995
                          ----------------   ----------------
Revenues ........               $ 12                $8
Net income (loss)               $(31)               $2

The primary component of net income (loss) for the six months ended June 30, 1996 was interest expense of $25 million after tax, reflecting financing costs associated with the acquisition. In addition, the Company's Corporate and Other operations reflect the accident and health business written by certain affiliated companies and reinsured by the Company.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Until the dispute is resolved, the estimated amounts for disputed coverage claims are carried in a bulk reserve. At June 30, 1996, approximately 16% of the net environmental loss reserve (i.e., approximately $216 million) is case reserves. The balance, approximately 84% of the net aggregate reserve (i.e., approximately $1.095 billion), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1996 and 1995.

Environmental Losses
(millions)                                  Six Months Ended     Six Months Ended
                                              June 30, 1996        June 30, 1995
                                              -------------        -------------
Beginning reserves (1):
  Direct .........................               $   454                $ 482
  Ceded ..........................                   (50)                 (11)
                                                 -------                -----
Net ..............................                   404                  471
Acquisition of Aetna P&C:
  Direct .........................                   938                   --
  Ceded ..........................                   (24)                  --
Incurred losses and loss expenses:
  Direct .........................                    38                   31
  Ceded ..........................                    (2)                  (1)
Losses paid:
  Direct .........................                    63                   52
  Ceded ..........................                   (20)                  (1)
Ending reserves:
  Direct .........................                 1,367                  461
  Ceded ..........................                   (56)                 (11)
                                                 -------                -----
   Net ...........................               $ 1,311                $ 450
                                                 =======                =====

(1) Includes, for 1995, the termination of certain agreements with TIGI whereby TIGI had assumed certain reserves from the Company.

ASBESTOS CLAIMS

The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1996 and 1995. At June 30, 1996, approximately 26% of the net aggregate reserve (i.e., approximately $285 million) is case reserves. The balance, approximately 74% (i.e., approximately $813 million) of the net asbestos reserves, represents incurred but not yet reported losses.

Asbestos Losses
(millions)                                  Six Months Ended      Six Months Ended
                                              June 30, 1996         June 30, 1995
                                              -------------         -------------
Beginning reserves (1):
  Direct .........................               $   695                $ 702
  Ceded ..........................                  (293)                (319)
                                                 -------                -----
  Net ............................                   402                  383
Acquisition of Aetna P&C:
  Direct .........................                   776                   --
  Ceded ..........................                  (116)                  --
Incurred losses and loss expenses:
  Direct .........................                    49                   71
  Ceded ..........................                    16                  (51)
Losses paid:
  Direct .........................                    65                   50
  Ceded ..........................                   (36)                 (72)
Ending reserves:
  Direct .........................                 1,455                  723
  Ceded ..........................                  (357)                (298)
                                                 -------                -----
   Net ...........................               $ 1,098                $ 425
                                                 =======                =====

(1) Includes, for 1995, the termination of certain agreements with TIGI whereby TIGI had assumed certain reserves from the Company.

In relation to these asbestos and environmental-related claims, the Company carries on a continuing review of its overall position, its reserving techniques and reinsurance recoverables. In each of these areas of exposure, the Company has endeavored to litigate individual cases and settle claims on favorable terms. Given the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, it is not presently possible to quantify the ultimate exposure or range of exposure represented by these claims to the Company's financial condition, results of operations or liquidity. The Company believes that it is reasonably possible that the outcome of the uncertainties regarding environmental and asbestos claims could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

Cumulative Injury Other Than Asbestos (CIOTA)
Cumulative injury other than asbestos (CIOTA) claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to harmful products or substances. Such harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

Due to claimant's allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimant's theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, and assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by the Company to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

For these reasons, the Company has long considered CIOTA to be a separate and distinct type of claim which requires special handling. Approximately 10 years ago the Company established a separate department to focus on CIOTA claims that has enabled it to better estimate CIOTA liabilities based on historical data.

To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims, the scope of coverage to be provided by the Company and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of the Company's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claim approach and resolution between the Company and Aetna P&C regarding CIOTA claims.

During the second quarter, the Company completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using the Company's approach as described above. Based on the results of that review, the Company's general liability insurance reserves were increased $360 million, net of reinsurance ($234 million after tax).

Liquidity and Capital Resources
On April 2, 1996, TAP acquired the domestic property and casualty insurance subsidiaries of Aetna for approximately $4.16 billion in cash. TAP is a holding company and has no direct operations. TAP's principal asset is the capital stock of its insurance subsidiaries.

To finance the $4.16 billion purchase price including transaction costs, plus capital contributions totaling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6 3/4% Notes due April 15, 2001 and $200 million of 7 3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a wholly owned subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a wholly owned subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

The liquidity requirements of the Company's business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. Additional sources of cash flow include the sale of invested assets and financing activities. The Company believes that its future liquidity needs will be met from all of the above sources.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy liability obligations and/or rebalance asset portfolios.

At June 30, 1996, the combined carrying value of the Company's investment portfolio was $27.6 billion, of which 84.2% was invested in fixed maturity investments, 4.3% in mortgage loans and real estate held for sale, 2.8% in common stocks and other equity securities and 8.7% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.2 years at such date. Non-investment grade securities totaled $685 million, representing approximately 3.0% of the Company's fixed income investments as of June 30, 1996. The following table reflects the average yield (annualized) of the investment portfolio:

                                          Three Months Ended      Six Months Ended
                                          ------------------      ----------------
                                                June 30,               June 30,
                                                --------               --------
                                          1996         1995       1996       1995
                                          ----         ----       ----       ----
Average Yield (Annualized) (1)             7.3%        6.2%        7.0%      6.4%

(1) Excluding unrealized and realized capital gains and losses.

Cash flow needs at TAP will include stockholder dividends and debt service. TAP anticipates that its cash flow needs will be met primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Moreover, TAP will continue to be able to make borrowings under the Credit Facility, which it has reduced to $1.2 billion, none of which is currently utilized. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At July 31, 1996, TAP had $637 million outstanding under its commercial paper program.

At July 31, 1996, TAP had $1.3 billion available for debt offerings under its shelf registration statement.

On July 24, 1996, TAP's Board of Directors declared an initial dividend of $.075 per share on its Class A and Class B common stock payable August 23, 1996 to stockholders of record August 5, 1996. In addition, TAP's Board of Directors authorized the expenditure of up to $100 million for the repurchase of common stock. The repurchases may be made from time to time in the open market or through negotiated transactions and will be used for the issuance of stock for employee benefit and director compensation plans.


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

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the description that appears in the paragraph beginning on page 90 and continuing on page 91 of the Company's Prospectus dated April 22, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. Two of such actions, Four Way Plant Farm v. NCCI and Weatherford Roofing Company v. Employees National Insurance Company, have been settled, subject to approval of the court. In another such action, NC Steel, Inc. v. NCCI, the North Carolina Court of Appeals affirmed the trial court's dismissal in part, reversed in part and remanded for further proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS:

         See Exhibit Index.

         (B)   REPORTS ON FORM 8-K:

On April 25, 1996, the Company filed a Current Report on Form 8-K, dated April 24, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of its 6 3/4% Notes due April 15, 2001 and 7 3/4% Notes due April 15, 2026.

On May 14, 1996, the Company filed a Current Report on Form 8-K, dated May 10, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the 8% Trust Preferred Securities of Travelers P&C Capital II, a subsidiary of the Company, and the Company's 8% Junior Subordinated Deferrable Interest Debentures due May 15, 2036.

On June 7, 1996, the Company filed a Current Report on Form 8-K, dated June 7, 1996, filing certain additional financial information under Item 5 thereof related to the businesses of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company and their subsidiaries, which businesses were acquired by the Company on April 2, 1996.

No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                Filing
Number   Description of Exhibit                                        Method
- ------   ----------------------                                        ------

3.01 Restated Certificate of Incorporation of Travelers/Aetna Property Casualty Corp. ("TAP"), incorporated by reference to Exhibit 3.1 to Amendment No. 5 of the Registration Statement on Form S-1 of TAP (No. 333-2254) ("TAP's Form S-1").

3.02 Certificate of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred Stock, Series Z of TAP, incorporated by reference to Exhibit 3.3 of TAP's Form S-1.

3.03 Restated By-Laws of TAP, effective March 29, 1996, incorporated by reference to Exhibit 3.2 of TAP's Form S-1.

10.01    Letter Agreement dated April 12, 1996
         between TAP and James M. Michener.                           Electronic

11.01    Computation of Earnings Per Share                            Electronic

12.01    Computation of Ratio of Earnings to Fixed Charges            Electronic

27.01    Financial Data Schedule                                      Electronic

99.01    The paragraph beginning on page 90 and ending on page 91 of
         TAP's Prospectus dated April 22, 1996, filed pursuant to
         Rule 424(b) of the Securities Act of 1933 (File No.
         333-2254).                                                   Electronic

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

                                       TRAVELERS/AETNA PROPERTY CASUALTY CORP.

Date: August 13, 1996                  By  /s/     William P. Hannon
                                          --------------------------
                                                   William P. Hannon
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

Date: August 13, 1996                  By    /s/   Christine B. Mead
                                           -------------------------
                                                   Christine B. Mead
                                                   Chief Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                Filing
Number   Description of Exhibit                                        Method
- ------   ----------------------                                        ------

3.01 Restated Certificate of Incorporation of Travelers/Aetna Property Casualty Corp. ("TAP"), incorporated by reference to Exhibit 3.1 to Amendment No. 5 of the Registration Statement on Form S-1 of TAP (No. 333-2254) ("TAP's Form S-1").

3.02 Certificate of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred Stock, Series Z of TAP, incorporated by reference to Exhibit 3.3 of TAP's Form S-1.

3.03 Restated By-Laws of TAP, effective March 29, 1996, incorporated by reference to Exhibit 3.2 of TAP's Form S-1.

10.01    Letter Agreement dated April 12, 1996
         between TAP and James M. Michener.                           Electronic

11.01    Computation of Earnings Per Share                            Electronic

12.01    Computation of Ratio of Earnings to Fixed Charges            Electronic

27.01    Financial Data Schedule                                      Electronic

99.01    The paragraph beginning on page 90 and ending on page 91 of
         TAP's Prospectus dated April 22, 1996, filed pursuant to
         Rule 424(b) of the Securities Act of 1933 (File No.
         333-2254).                                                   Electronic

         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of TAP does not exceed 10% of the total assets of TAP and its consolidated subsidiaries. TAP will furnish copies of any such instrument to the Commission upon request.