Form 10-Q
period 1996-09-30
TRAVELERS AETNA PROPERTY CASUALTY CORP
filed 1996-11-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

 [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES  X    NO
                                     ---   ---
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF OCTOBER 31,1996:

                 CLASS A                               71,775,469
                 CLASS B                              328,020,170

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information


Item 1.    Financial Statements:                                                   Page No.
                                                                                   --------
           Condensed Consolidated Statement of Operations (Unaudited) -
              Three and Nine Months Ended September 30, 1996 and 1995                  3

           Condensed Consolidated Balance Sheet -
              September 30, 1996 (Unaudited) and December 31, 1995                     4

           Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Unaudited) -
              Nine Months Ended September 30, 1996                                     5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 1996 and 1995                            6

           Notes to Condensed Consolidated Financial Statements - (Unaudited)          7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        11


                           Part II - Other Information


Item 1.    Legal Proceedings                                                          25

Item 6.    Exhibits and Reports on Form 8-K                                           25

Exhibit Index                                                                         26

Signatures                                                                            27

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                     (in millions, except per share amounts)


                                                  Three Months Ended          Nine Months Ended
                                                  ------------------          -----------------
                                                    September 30,               September 30,
                                                    -------------               -------------
                                                  1996         1995          1996           1995
                                                  ----         ----          ----           ----
REVENUES

Premiums                                         $1,818       $  846       $ 4,311        $2,590
Net investment income                               493          180         1,161           523
Fee income                                          120          110           338           355
Realized investment gains (losses)                    2           35           (31)           35
Other revenues                                       19            4            27            13
                                                 ------       ------       -------        ------
                                                  2,452        1,175         5,806         3,516
                                                 ------       ------       -------        ------
CLAIMS AND EXPENSES

Claims and claim adjustment expenses              1,442          725         3,979         2,273
Amortization of deferred acquisition costs          279          128           649           369
Interest expense                                     40           --            78            --
General and administrative expenses                 338          178           983           513
                                                 ------       ------       -------        ------
                                                  2,099        1,031         5,689         3,155
                                                 ------       ------       -------        ------
Income before federal income taxes                  353          144           117           361

Federal income taxes (benefit)                      106           34           (12)           77
                                                 ------       ------       -------        ------
Net income                                       $  247       $  110       $   129        $  284
                                                 ======       ======       =======        ======

Net income per share of common stock             $ 0.62       $ 0.37       $  0.35        $ 0.96
                                                 ======       ======       =======        ======
Weighted average number of common
     and equivalent shares outstanding            400.0        294.5         356.2         294.5
                                                 ======       ======       =======        ======








            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)


                                                                            September 30,   December 31,
                                                                               1996             1995
                                                                               ----             ----
                                                                           (Unaudited)
ASSETS
Fixed maturities, available for sale at market (cost, $23,389; $10,534)       $ 23,455        $10,908
Equity securities, at market (cost, $807; $565)                                    838            603
Mortgage loans                                                                   1,009            213
Real estate held for sale                                                          157             23
Short-term securities                                                            2,862            786
Other investments                                                                  489            287
                                                                              --------        -------
   Total investments                                                            28,810         12,820
                                                                              --------        -------
Cash                                                                                99             51
Investment income accrued                                                          360            165
Premium balances receivable                                                      3,062          2,213
Reinsurance recoverables                                                        10,032          5,407
Deferred acquisition costs                                                         423            202
Deferred federal income taxes                                                    1,648            650
Contractholder receivables                                                       1,680          1,154
Other assets                                                                     3,511          1,400
                                                                              --------        -------
   Total assets                                                               $ 49,625        $24,062
                                                                              ========        =======
LIABILITIES
Claims and claim adjustment expense reserves                                  $ 31,797        $15,460
Unearned premium reserves                                                        3,474          1,695
Contractholder payables                                                          1,680          1,154
Long-term debt                                                                     900             --
Commercial paper                                                                   388             --
Other liabilities                                                                4,438          2,152
                                                                              --------        -------
   Total liabilities                                                            42,677         20,461
                                                                              --------        -------
TAP - Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trusts
   holding solely Junior Subordinated Debt Securities                              900             --

STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized,
       71,979,829 shares issued                                                      1             --
   Class B, $.01 par value, 700 million shares authorized,
       328,020,170 shares issued and outstanding                                     3             --
Common stock, $100 par value, 150,000 shares authorized,
   100,000 shares issued and outstanding                                            --             10
Additional paid-in capital                                                       5,455          2,889
Retained earnings                                                                  518            422
Treasury stock, at cost (shares, 57,400; 0)                                         (2)            --
Unrealized investment gains, net of taxes                                           73            280
                                                                              --------        -------
   Total stockholders' equity                                                    6,048          3,601
                                                                              --------        -------
   Total liabilities and stockholders' equity                                 $ 49,625        $24,062
                                                                              ========        =======

            See notes to condensed consolidated financial statements.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)



                                                                 Nine Months Ended September 30, 1996

                                                    Amount                         Shares
                                                    ------         --------------------------------------------

COMMON STOCK AND ADDITIONAL
     PAID-IN CAPITAL                                                                Class A            Class B
                                                                                    -------            -------
Balance, beginning of period                        $ 2,899         100,000                --                --
Capitalization of Travelers/Aetna
   Property Casualty Corp.                            2,560        (100,000)       71,979,829       328,020,170
                                                    -------        --------        ----------       -----------
Balance, end of period                                5,459              --        71,979,829       328,020,170
                                                    -------        --------        ----------       -----------

RETAINED EARNINGS

Balance, beginning of period                            422
Net income                                              129
Dividends                                               (33)
                                                    -------
Balance, end of period                                  518
                                                    -------

TREASURY STOCK (at cost)

Balance, beginning of period                             --                                --
Treasury stock acquired                                  (2)                          (57,400)
                                                    -------                          --------
Balance, end of period                                   (2)                          (57,400)
                                                    -------                          --------

UNREALIZED INVESTMENT GAINS
     (LOSSES), NET OF TAXES

Balance, beginning of period                            280
Net change in unrealized investment gains and
   losses, net of taxes                                (207)
                                                    -------
Balance, end of period                                   73
                                                    -------        --------        ----------       -----------
   Total stockholders' equity and
      shares outstanding                            $ 6,048              --        71,922,429       328,020,170
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

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                       September 30,
                                                                                       -------------
                                                                                    1996           1995
                                                                                    ----           ----

Net cash provided by operating activities                                        $    903        $ 1,129
                                                                                 --------        -------
Cash flows from investing activities:
   Investment repayments
     Fixed maturities                                                                 982            494
     Mortgage loans                                                                    20             14
   Proceeds from sales of investments, including real estate held for sale
     Fixed maturities                                                              11,162          4,283
     Equity securities                                                                403            101
     Mortgage loans                                                                    23             15
     Real estate held for sale                                                         15             16
   Investments in
     Fixed maturities                                                             (12,389)        (4,588)
     Equity securities                                                               (504)          (323)
     Mortgage loans                                                                    --            (40)
   Short-term securities, (purchases) sales, net                                   (1,594)          (987)
   Other investments, net                                                            (108)             3
   Business acquisition                                                            (4,160)            --
   Securities transactions in course of settlement                                    550             17
                                                                                 --------        -------
         Net cash used in investing activities                                     (5,600)          (995)
                                                                                 --------        -------
Cash flows from financing activities:
   Issuance of commercial paper, net                                                  388             --
   Issuance of long-term debt                                                         900             --
   Borrowings on revolving line of credit                                           2,650             --
   Payments on revolving line of credit                                            (2,650)            --
   Contribution from parent                                                         1,138             --
   Private offering of common stock                                                   525             --
   Initial public offering of common stock                                            928             --
   Issuance of mandatorily redeemable preferred securities                            900             --
   Issuance of Series Z preferred stock                                               540             --
   Redemptions of Series Z preferred stock                                           (540)            --
   Dividends on Series Z preferred stock                                               (4)            --
   Dividend to parent                                                                 (25)           (73)
   Dividends to minority shareholders                                                  (5)            --
                                                                                 --------        -------
         Net cash provided by (used in) financing activities                        4,745            (73)
                                                                                 --------        -------
Net increase in cash                                                                   48             61

Cash at beginning of period                                                            51             32
                                                                                 --------        -------
Cash at end of period                                                            $     99        $    93
                                                                                 ========        =======
Supplemental disclosure of cash flow information:
   Income taxes refunded                                                         $    104        $    50
                                                                                 ========        =======
   Interest paid                                                                 $     53        $    --
                                                                                 ========        =======
Supplemental disclosure of business acquisition:
   Fair value of investments acquired                                            $ 13,894             --
   Fair value of other assets acquired                                             10,006             --
   Claims and claim adjustment expense reserves assumed                           (16,809)            --
   Other liabilities assumed                                                       (2,931)            --
                                                                                 --------        -------
Business acquisition                                                             $  4,160        $    --
                                                                                 ========        =======

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

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Acquisition, Continued

     On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6-3/4% Notes due April 15, 2001 and $200 million of 7-3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a wholly owned subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a wholly owned subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. Dividends on the Trust Preferred Securities have been classified as interest expense in the condensed consolidated statement of operations. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

     The assets and liabilities of Aetna P&C are reflected in the condensed consolidated balance sheet at September 30, 1996 on a fully consolidated basis at management's best estimate of their fair values, based on currently available information. Evaluation and appraisal of assets and liabilities is continuing, including: adjustments to investments; deferred acquisition costs; financial guarantee obligations which the Company expects to assume, designate as held for sale and actively market; claim reserves to conform the accounting policy regarding discounting to that historically used by the Company; liabilities for lease and severance costs relating to a restructuring plan for the business acquired; other assets and liabilities and related deferred income tax amounts; and allocation of the purchase price may be adjusted. The excess of the purchase price over the estimated fair value of net assets is approximately $1.14 billion and is being amortized over 40 years.

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

3.   Aetna P&C Acquisition - Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the nine months ended September 30, 1996 and 1995, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Aetna P&C Acquisition - Pro Forma Results of Operations, Continued


                                                      Nine Months Ended
                                                      -----------------
     (in millions, except per share data)               September 30,
                                                        -------------
                                                   1996                1995(*)
                                                   ----                ------
Revenues                                         $7,414               $ 7,337
Net income (loss)                                   322                   (51)
Net income (loss) per common share                 0.81                 (0.13)

   (*) Historical results of Aetna P&C include a charge of $750 million ($488 million after tax) representing an addition to environmental-related claims reserves in the second quarter of 1995.

     Excluding the acquisition-related charges outlined in Note 2, pro forma net income would have been $713 million or $1.78 per share for the nine months ended September 30, 1996.

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

5.   Capital and Debt

     As discussed in Note 2, during the first quarter of 1996, TAP entered into a five-year revolving credit facility in the amount of $2.65 billion with a syndicate of banks. This facility was used to finance the purchase of Aetna P&C. As of April 30, 1996, all borrowings under this facility had been repaid in full and the amount of the facility was subsequently reduced to $600 million, none of which is currently utilized. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996, this requirement was exceeded by approximately $2.6 billion. In addition this facility places restrictions on the amount of consolidated debt TAP can incur. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At September 30, 1996, TAP had $388 million outstanding under its commercial paper program. On September 9, 1996, TAP sold $200 million of 6-3/4% Notes due September 1, 1999 in a public offering. TAP also currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

            TRAVELERS/AETNA PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Capital and Debt, Continued

     The Junior Subordinated Debt Securities, which are the sole assets of Travelers P&C Capital I and II and are eliminated in consolidation, were as follows at September 30, 1996:


     (in millions)                                                     Amount           Interest Rate     Maturity Date
                                                                       ------           -------------     -------------
     Travelers P&C Capital I                                            $800                 8.08%            4/30/36
     Travelers P&C Capital II                                            100                 8.00%            5/15/36

     The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $299 million in 1996 without prior approval of the Connecticut Insurance Department. The Company has received $199 million of dividends from its insurance subsidiaries during the first nine months of 1996.

6.   Commitments and Contingencies

     Lloyd's of London (Lloyd's) has substantially completed a restructuring to solidify its capital base and to segregate claims for years before 1993. The Company is in arbitration with underwriters at Lloyd's in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the Company's ability to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties.

     The outcomes of the restructuring of Lloyd's and the arbitration referred to above are uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable resolution of these matters could have a material adverse effect on the Company's operating results in a future period. However, the Company believes that it is not likely that the outcome of these matters could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. The Company believes that such allowance properly reflects the net receivable from reinsurance contracts.

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

     In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than environmental and asbestos claims. Although there can be no assurances, as of September 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not likely have a material adverse effect on its results of operations, financial condition or liquidity.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
(in millions, except per share data)                            September 30,                      September 30,
                                                                -------------                      -------------
                                                            1996            1995                1996           1995
                                                            ----            ----                ----           ----
Revenues                                                    $2,452         $1,175              $5,806         $3,516
                                                            ======         ======              ======         ======
Net income                                                  $  247         $  110              $  129         $  284
                                                            ======         ======              ======         ======
EARNINGS PER SHARE:
Net income                                                  $ 0.62         $ 0.37              $0.35          $ 0.96
                                                            ======         ======              =====          ======
Weighted average number of common
   shares outstanding                                        400.0          294.5              356.2           294.5
                                                            ------         ------              -----          ------

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the third quarter of 1996 was $247 million, or $0.62 per share, compared to net income of $110 million, or $0.37 per share, in the third quarter of 1995. The increase in net income was primarily the result of the acquisition of Aetna P&C and expense-reduction initiatives associated with the integration of the two companies. In addition, the increase in net income reflects higher net investment income and favorable loss experience in personal auto lines.

Revenues of $2.452 billion in the third quarter of 1996 increased $1.277 billion from the third quarter of 1995 revenues of $1.175 billion. This increase was primarily attributable to a $972 million increase in earned premiums and a $313 million increase in net investment income. The earned premium and net investment income increases are primarily the result of the acquisition of Aetna P&C. Commercial Lines earned premiums increased $609 million to $1.151 billion for the third quarter of 1996 from $542 million for the third quarter of 1995. The increase in Commercial Lines earned premiums is net of continued declines resulting from the Company's selective renewal activity in response to the competitive pricing environment. Personal Lines earned premiums for the third quarter of 1996 of $666 million increased $345 million from $321 million for the third quarter of 1995.

Net investment income was $493 million for the third quarter of 1996, an increase of $313 million from the third quarter of 1995, primarily due to the acquisition of Aetna P&C. Realized investment gains of $2 million decreased by $33 million in the third quarter of 1996 from $35 million in the third quarter of 1995.

Fee income is significantly impacted by National Accounts within Commercial Lines because the recorded revenue from premium equivalents is primarily reflected in fees. Premium equivalents represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues. Fee income for the third quarter of 1996 was $120 million, a $10 million increase from the third quarter of 1995. This increase was the result of the acquisition of Aetna P&C, mostly offset by the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, and the Company's selective renewal activity to address the competitive pricing environment.

Claims and expenses of $2.099 billion for the third quarter of 1996 increased $1.068 billion from the third quarter of 1995. The increase was primarily attributable to the claims and expenses related to the newly acquired Aetna P&C business.

The Company's effective tax rate was 30% for the third quarter of 1996 and 24% for the third quarter of 1995. These rates were lower than the statutory tax rate in both periods primarily due to municipal bond interest not being taxed for federal income tax purposes. The 1996 third quarter effective rate was higher than the 1995 third quarter effective rate due primarily to a proportionately greater level of taxable income included in pre-tax income.

The overall statutory and GAAP combined ratios were as follows:


                                                                         Three Months Ended       Three Months Ended
                                                                          September 30, 1996       September 30, 1995
                                                                          ------------------       ------------------
Statutory:
     Loss and LAE ratio.........................................................  75.7%                   77.4%
     Underwriting expense ratio.................................................  31.0                    26.6
     Combined ratio before policyholder dividends............................... 106.7                   104.0
     Combined ratio............................................................. 107.4                   104.7
GAAP:
     Loss and LAE ratio.........................................................  73.8%                   74.4%
     Underwriting expense ratio.................................................  30.4                    29.6
     Combined ratio before policyholder dividends............................... 104.2                   104.0
     Combined ratio............................................................. 104.8                   104.7

GAAP combined ratios differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies.

The increases in the 1996 third quarter overall statutory and GAAP combined ratios compared to the 1995 third quarter overall combined ratios were primarily attributable to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, 1996 combined ratios are higher due to increased catastrophe losses, primarily from Hurricane Fran.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine months ended September 30, 1996 was $129 million, or $0.35 per share, compared to net income of $284 million, or $0.96 per share, for the nine months ended September 30, 1995. Core operating income which excludes realized gains (losses) and $391 million in acquisition-related charges incurred by the Company in the second quarter of 1996 was $540 million, or $1.51 per share, for the first nine months of 1996, up $279 million from $261 million, or $0.89 per share, for the first nine months of 1995. The increase in core operating income was primarily the result of the acquisition of Aetna P&C. In addition, the increase reflects strong net investment income and the emerging benefits of expense-reduction initiatives associated with the merger.

The Company's effective tax rate was (10)% for the nine months ended September 30, 1996 and 21% for the nine months ended September 30, 1995. The 1996 tax rate reflects a tax benefit on pre-tax income due to non-taxable net investment income. The 1995 tax rate reflects tax expense on pre-tax income and is less than the statutory rate primarily due to non-taxable investment income.

The overall statutory and GAAP combined ratios were as follows:


                                                                          Nine Months Ended        Nine Months Ended
                                                                          September 30, 1996       September 30, 1995
                                                                          ------------------       ------------------
Statutory:
     Loss and LAE ratio.........................................................  89.8%                   80.7%
     Underwriting expense ratio.................................................  31.4                    25.8
     Combined ratio before policyholder dividends............................... 121.2                   106.5
     Combined ratio............................................................. 121.7                   107.1
GAAP:
     Loss and LAE ratio.........................................................  85.3%                   76.2%
     Underwriting expense ratio.................................................  33.1                    28.3
     Combined ratio before policyholder dividends............................... 118.4                   104.5
     Combined ratio............................................................. 118.8                   105.0

GAAP combined ratios differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies. In addition, in the 1996 period purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a charge to statutory expenses.

The increase in the first nine months of 1996 overall statutory and GAAP combined ratios compared to the first nine months of 1995 was primarily attributable to charges taken in the second quarter of 1996 related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the nine months ended September 30, 1996 would have been 107.5% and 106.2%, respectively. The increase in the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges compared to the first nine months of 1995 statutory and GAAP combined ratios is generally due to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

The other consolidated operating trends for the nine months ended September 30, 1996 and 1995 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


COMMERCIAL LINES

(in millions)                                                                  Three Months Ended      Three Months Ended
                                                                               September 30, 1996      September 30, 1995
                                                                               ------------------      ------------------
Revenues........................................................................      $1,669                  $815
Net income......................................................................      $  203                  $ 98

Commercial Lines net income for the 1996 third quarter was $203 million compared to net income of $98 million in the 1995 third quarter. This increase was due to the acquisition of Aetna P&C, as well as the emerging benefits of expense-reduction initiatives associated with the integration of the two companies and strong net investment income.

Commercial Lines net written premiums for the third quarter of 1996 totaled $1.217 billion, up $621 million from $596 million for the third quarter of 1995, reflecting the acquisition of Aetna P&C, offset somewhat by the highly competitive conditions in the marketplace and the Company's continuing focus on profitability. The Commercial Lines marketplace continues to be highly competitive, although the broader industry and product line expertise of the combined company contributed to solid performance in the specialty and small account market segments. Premium equivalents for the third quarter of 1996 totaled $470 million, down $235 million from $705 million for the third quarter of 1995, reflecting a highly competitive marketplace combined with a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets. Premium equivalents, which are associated largely with National Accounts, represent estimates of premiums that customers would have been charged under a fully insured arrangement and do not represent actual premium revenues.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the third quarter of 1996 totaled $1.217 billion, down $37 million from $1.254 billion for the third quarter of 1995. On a combined total basis including Aetna P&C, premium equivalents for the third quarter of 1996 totaled $470 million, down $381 million from $851 million for the third quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, combined with a highly competitive marketplace.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts net written premiums of $241 million for the third quarter of 1996 increased $49 million from the third quarter of 1995. This increase reflects the acquisition of Aetna P&C, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business and the competitive marketplace. National Accounts premium equivalents of $452 million for the third quarter of 1996 were $242 million below the third quarter of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, combined with a highly competitive marketplace, slightly offset by the ongoing shift from risk-bearing business into non risk-bearing business.

For the third quarter of 1996, National Accounts new business, including both premiums and premium equivalents, was $70 million compared to $89 million for the third quarter of 1995. This decrease is due to the highly competitive marketplace. National Accounts renewed business for the third quarter of 1996 of $373 million decreased $125 million below the 1995 levels, reflecting the National Accounts policy of maintaining its product pricing and underwriting standards in an extremely competitive pricing environment as insurers compete to retain business. The National Accounts business retention ratio was 75% for the third quarter of 1996 and 93% for the third quarter of 1995.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $451 million in the 1996 third quarter compared to $194 million in the 1995 third quarter, and Commercial Accounts premium equivalents were $18 million in the 1996 third quarter, $7 million above the 1995 third quarter. These increases reflect the acquisition of Aetna P&C, marginally offset by the highly competitive market, where Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the third quarter of 1996, new premium and premium equivalent business in Commercial Accounts was $125 million compared to $69 million for the third quarter of 1995, reflecting the acquisition of Aetna P&C. The Commercial Accounts business retention ratio was 77% for the third quarter of 1996 and 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums of $345 million for the third quarter of 1996 were $213 million above the third quarter of 1995 premium levels, reflecting the acquisition of Aetna P&C. New premium business in Select Accounts was $82 million in the 1996 third quarter compared to $57 million in the 1995 third quarter, which was due to the acquisition of Aetna P&C. The Select Accounts business retention ratio was 79% in the 1996 third quarter compared to 72% in the comparable 1995 period, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts addresses unique risks that typically require specialized underwriting. Specialty Accounts net written premiums were $180 million for the 1996 third quarter compared to $77 million in the 1995 third quarter. The growth is primarily attributable to the acquisition of the Aetna P&C Bond business.

Claims and expenses of $1.380 billion for the third quarter of 1996 increased $694 million from the third quarter of 1995. This increase was primarily attributable to the acquisition of Aetna P&C.

Catastrophe losses, net of taxes and reinsurance, were $16 million and $0 million in the 1996 and 1995 third quarters, respectively. The 1996 catastrophe losses were primarily from Hurricane Fran.

Statutory and GAAP combined ratios for Commercial Lines were as follows:


                                                                          Three Months Ended       Three Months Ended
                                                                          September 30, 1996       September 30, 1995
                                                                          ------------------       ------------------
Statutory:
     Loss and LAE ratio.........................................................  76.8%                   79.3%
     Underwriting expense ratio.................................................  32.2                    24.5
     Combined ratio before policyholder dividends............................... 109.0                   103.8
     Combined ratio............................................................. 110.1                   104.9
GAAP:
     Loss and LAE ratio.........................................................  74.8%                   75.1%
     Underwriting expense ratio.................................................  32.6                    29.3
     Combined ratio before policyholder dividends............................... 107.4                   104.4
     Combined ratio............................................................. 108.3                   105.4

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies.

The increases in the 1996 third quarter statutory and GAAP combined ratios for Commercial Lines were primarily attributable to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, losses from Hurricane Fran increased the 1996 statutory and GAAP combined ratios by 2.1 and 1.9 percentage points, respectively.

PERSONAL LINES


(in millions)                                                                Three Months Ended      Three Months Ended
                                                                             September 30, 1996      September 30, 1995
                                                                             ------------------      ------------------

Revenues........................................................................     $781                    $376
Net income......................................................................     $ 72                    $ 32

Net income for the third quarter of 1996 of $72 million increased $40 million from $32 million for the third quarter of 1995. This increase primarily reflects the acquisition of Aetna P&C, strong net investment income, continued favorable prior year loss reserve development in personal auto lines and emerging benefits of expense reduction initiatives.

Net written premiums in the 1996 third quarter were $668 million, compared to $305 million in the third quarter of 1995. This increase reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the third quarter of 1996 totaled $668 million compared to $655 million for the third quarter of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

Claims and expenses of $672 million for the 1996 third quarter increased $341 million from the 1995 third quarter. This increase was primarily attributable to the acquisition of Aetna P&C. Catastrophe losses, after taxes and reinsurance, were $20 million in the third quarter of 1996 compared to $5 million in the third quarter of 1995. The increase in catastrophe losses in the third quarter of 1996 was primarily a result of Hurricane Fran.

Statutory and GAAP combined ratios for Personal Lines were as follows:


                                                                          Three Months Ended      Three Months Ended
                                                                          September 30, 1996      September 30, 1995
                                                                          ------------------      ------------------
Statutory:
     Loss and LAE ratio.........................................................  73.9%                   74.0%
     Underwriting expense ratio.................................................  28.6                    30.7
     Combined ratio............................................................. 102.5                   104.7
GAAP:
     Loss and LAE ratio.........................................................  72.1%                   73.1%
     Underwriting expense ratio.................................................  26.3                    30.2
     Combined ratio.............................................................  98.4                   103.3

The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines and expense reductions, partially offset by the higher level of catastrophe losses.

CORPORATE AND OTHER


(in millions)                                                                Three Months Ended    Three Months Ended
                                                                             September 30, 1996    September 30, 1995
                                                                             ------------------    ------------------

Revenues........................................................................     $  2                  $(16)
Net income (loss)...............................................................     $(28)                 $(20)

The primary component of net income (loss) for the 1996 third quarter was interest expense of $26 million after tax, reflecting financing costs associated with the acquisition. In addition, the Company's Corporate and Other operations reflect the accident and health business written by certain affiliated companies and reinsured by the Company.

SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

COMMERCIAL LINES


(in millions)                                                                Nine Months Ended       Nine Months Ended
                                                                             September 30, 1996      September 30, 1995
                                                                             ------------------      ------------------
Revenues........................................................................    $3,889                  $2,428
Net income......................................................................    $   42                  $  224

Net income for the first nine months of 1996 was $42 million compared to net income of $224 million for the first nine months of 1995. Excluding realized gains (losses) and the acquisition-related charges, Commercial Lines core operating earnings were $441 million for the nine months ended September 30, 1996 compared to $203 million for the nine months ended September 30, 1995. This increase was due to the acquisition of Aetna P&C, as well as the emerging benefits of expense-reduction initiatives associated with the merger and strong net investment income.

Commercial Lines net written premiums for the first nine months of 1996 totaled $2.935 billion (excluding a one-time adjustment associated with a reinsurance transaction), up $1.194 billion from $1.741 billion for the first nine months of 1995, reflecting the acquisition of Aetna P&C, offset in part by the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. Premium equivalents for the first nine months of 1996 totaled $1.986 billion, down $277 million from $2.263 billion for the first nine months of 1995 reflecting the competitive environment.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first nine months of 1996 totaled $3.541 billion, down $396 million from $3.937 billion for the first nine months of 1995, reflecting the highly competitive conditions in the Commercial Lines marketplace and the Company's continuing focus on profitability. In addition, Commercial Lines continues to re-evaluate its exposure to certain segments of the middle market. On a combined total basis including Aetna P&C, premium equivalents for the first nine months of 1996 totaled $2.102 billion, down $655 million from $2.757 billion for the first nine months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets.

National Accounts net written premiums of $594 million (excluding a one-time adjustment associated with a reinsurance transaction) for the first nine months of 1996 increased $81 million from the first nine months of 1995. This increase reflects the acquisition of Aetna P&C, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business and the competitive marketplace. National Accounts premium equivalents of $1.940 billion for the first nine months of 1996 were $291 million below the first nine months of 1995. The decrease in premium equivalents reflects a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, partially offset by an ongoing shift from risk-bearing business into non risk-bearing business. For the first nine months of 1996, National Accounts new business, including both premiums and premium equivalents, was $298 million compared to $345 million for the first nine months of 1995. For the first nine months of 1996, National Accounts renewed business, including both premiums and premium equivalents, was $1.707 billion compared to $1.639 billion for the first nine months of 1995, reflecting the acquisition of Aetna P&C, partially offset by National Accounts policy of maintaining its product pricing and underwriting standards in a highly competitive pricing environment as insurers compete to retain business. National Accounts business retention ratio was 81% for the first nine months of 1996 compared to 84% for the first nine months of 1995.

Commercial Accounts net written premiums were $1.033 billion in the first nine months of 1996 compared to $564 million in the first nine months of 1995, and Commercial Accounts premium equivalents were $46 million in the first nine months of 1996, $14 million higher than the first nine months of 1995. These increases were primarily attributable to the acquisition of Aetna P&C. In this highly competitive market, Commercial Accounts has continued to be more selective in renewal activity. Programs designed to leverage underwriting experience in specific industries have demonstrated continued growth. For the first nine months of 1996, new premium and premium equivalent business in Commercial Accounts was $252 million compared to $205 million for the first nine months of 1995. The Commercial Accounts business retention ratio was 71% for the first nine months of 1996, down from 76% for the first nine months of 1995. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $855 million for the first nine months of 1996 were $446 million higher than the first nine months of 1995, primarily attributable to the acquisition of Aetna P&C. New premium business in Select Accounts was $198 million in the first nine months of 1996 compared to $117 million in the first nine months of 1995 due to the acquisition of Aetna P&C. The Select Accounts business retention ratio was 78% in the first nine months of 1996 compared to 75% in the comparable 1995 period, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts net written premiums were $454 million for the first nine months of 1996 compared to $256 million for the first nine months of 1995. The growth is primarily attributable to the acquisition of the Aetna P&C Bond business.

Claims and expenses of $3.894 billion for the first nine months of 1996 increased $1.748 billion from the first nine months of 1995. This increase was primarily attributable to the acquisition of Aetna P&C and the acquisition-related charges of $589 million recorded during the second quarter of 1996.

Catastrophe losses, net of taxes and reinsurance, were $23 million and $7 million in the first nine months of 1996 and 1995, respectively. The increase in the 1996 catastrophe losses compared to 1995 was primarily due to Hurricane Fran.

Statutory and GAAP combined ratios for Commercial Lines were as follows:


                                                                          Nine Months Ended        Nine Months Ended
                                                                          September 30, 1996       September 30, 1995
                                                                          ------------------       ------------------
Statutory:
     Loss and LAE ratio......................................................... 100.1%                   84.4%
     Underwriting expense ratio.................................................  32.9                    23.8
     Combined ratio before policyholder dividends............................... 133.0                   108.2
     Combined ratio............................................................. 133.8                   109.1
GAAP:
     Loss and LAE ratio.........................................................  92.9%                   77.8%
     Underwriting expense ratio.................................................  36.0                    28.4
     Combined ratio before policyholder dividends............................... 128.9                   106.2
     Combined ratio............................................................. 129.6                   107.0

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the gross up for GAAP reporting purposes of revenues and expenses related to service business, including servicing of residual market pools and deductible policies. In addition, in the 1996 period purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a charge to statutory expenses.

The increase in the first nine months of 1996 statutory and GAAP combined ratios for Commercial Lines compared to the first nine months of 1995 was primarily attributable to charges taken in the second quarter of 1996 related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the nine months ended September 30, 1996 would have been 110.7% and 109.9%, respectively. The increase in the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges compared to the first nine months of 1995 statutory and GAAP combined ratios is generally due to the inclusion in 1996 of Aetna P&C's results. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, losses from Hurricane Fran increased the 1996 statutory and GAAP combined ratios by .9 and .8 percentage points, respectively.

PERSONAL LINES


(in millions)                                                               Nine Months Ended      Nine Months Ended
                                                                            September 30, 1996     September 30, 1995
                                                                            ------------------     ------------------

Revenues........................................................................    $1,903                $1,096
Net income......................................................................    $  146                $   78


Net income for the first nine months of 1996 of $146 million increased $68 million from $78 million for the first nine months of 1995. Excluding realized gains (losses) and the acquisition-related charges, Personal Lines core operating income was $158 million in the first nine months of 1996 compared to $76 million in the first nine months of 1995. These increases primarily reflect the acquisition of Aetna P&C, strong net investment income, continued favorable prior year loss reserve development in personal auto lines and emerging benefits of expense-reduction initiatives.

Net written premiums in the first nine months of 1996 were $1.685 billion, compared to $978 million in the first nine months of 1995. This increase primarily reflects the acquisition of Aetna P&C and, to a lesser extent, growth in target markets, marginally offset by reductions due to catastrophe management strategies. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums for the first nine months of 1996 totaled $2.001 billion, up $115 million from $1.886 billion for the first nine months of 1995. Excluding the effect of changes in reinsurance coverage, both automobile and homeowners lines grew modestly. This underlying strength reflected growth in target markets, partially offset by reductions due to catastrophe management strategies.

Claims and expenses of $1.689 billion for the first nine months of 1996 increased $699 million from the first nine months of 1995. This increase was primarily attributable to the acquisition of Aetna P&C. Catastrophe losses, after taxes and reinsurance, were $52 million in the first nine months of 1996 compared to $8 million in the first nine months of 1995. The increase in 1996 catastrophe losses was primarily due to Hurricane Fran, as well as first quarter winter storms and second quarter hail and wind storms.

Statutory and GAAP combined ratios for Personal Lines were as follows:


                                                                            Nine Months Ended      Nine Months Ended
                                                                            September 30, 1996     September 30, 1995
                                                                            ------------------     ------------------
Statutory:
     Loss and LAE ratio.........................................................  73.3%                   74.4%
     Underwriting expense ratio.................................................  28.8                    29.3
     Combined ratio............................................................. 102.1                   103.7
GAAP:
     Loss and LAE ratio.........................................................  71.9%                   73.0%
     Underwriting expense ratio.................................................  27.7                    28.0
     Combined ratio.............................................................  99.6                   101.0

The decrease in the combined ratios in 1996 was due to the favorable loss experience in personal auto lines and expense reductions, partially offset by the higher level of catastrophe losses.

CORPORATE AND OTHER


(in millions)                                                               Nine Months Ended      Nine Months Ended
                                                                            September 30, 1996     September 30, 1995
                                                                            ------------------     ------------------

Revenues........................................................................    $ 14                  $ (8)
Net income (loss)...............................................................    $(59)                 $(18)

The primary component of net income (loss) for the nine months ended September 30, 1996 was interest expense of $51 million after tax, reflecting financing costs associated with the acquisition. In addition, the Company's Corporate and Other operations reflect the accident and health business written by certain affiliated companies and reinsured by the Company.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Until the dispute is resolved, the estimated amounts for disputed coverage claims are carried in a bulk reserve. At September 30, 1996, approximately 20% of the net environmental loss reserve (i.e., approximately $250 million) is case reserves. The balance, approximately 80% of the net aggregate reserve (i.e., approximately $1.026 billion), is carried in a bulk reserve together with incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1996 and 1995.


ENVIRONMENTAL LOSSES
(millions)                                 Nine Months Ended       Nine Months Ended
                                           September 30, 1996      September 30, 1995
                                           -------------------     ------------------
Beginning reserves (1):
   Direct ........................               $   454                $ 482
   Ceded .........................                   (50)                 (11)
                                                 -------                -----
   Net ...........................                   404                  471
Acquisition of Aetna P&C:
   Direct ........................                   938                   --
   Ceded .........................                   (24)                  --
Incurred losses and loss expenses:
   Direct ........................                    82                  110
   Ceded .........................                   (31)                 (61)
Losses paid:
   Direct ........................                   113                  136
   Ceded .........................                   (20)                 (22)
Ending reserves:
   Direct ........................                 1,361                  456
   Ceded .........................                   (85)                 (50)
                                                 -------                -----
     Net .........................               $ 1,276                $ 406
                                                 =======                =====


(1) Includes, for 1995, the termination of certain agreements with TIGI whereby TIGI had assumed certain reserves from the Company.

ASBESTOS CLAIMS

The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1996 and 1995. At September 30, 1996, approximately 25% of the net aggregate reserve (i.e., approximately $265 million) is case reserves. The balance, approximately 75% (i.e., approximately $795 million) of the net asbestos reserves, represents incurred but not yet reported losses.


ASBESTOS LOSSES
(millions)                                    Nine Months Ended     Nine Months Ended
                                              September 30, 1996    September 30, 1995
                                              ------------------    ------------------
Beginning reserves (1):
   Direct ........................               $   695                $ 702
   Ceded .........................                  (293)                (319)
                                                 -------                -----
   Net ...........................                   402                  383
Acquisition of Aetna P&C:
   Direct ........................                   776                 --
   Ceded .........................                  (116)                --
Incurred losses and loss expenses:
   Direct ........................                    83                   98
   Ceded .........................                    (8)                 (68)
Losses paid:
   Direct ........................                   135                   77
   Ceded .........................                   (58)                 (71)
Ending reserves:
   Direct ........................                 1,419                  723
   Ceded .........................                  (359)                (316)
                                                 -------                -----
     Net .........................               $ 1,060                $ 407
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

CUMULATIVE INJURY OTHER THAN ASBESTOS
Cumulative injury other than asbestos (CIOTA) claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to harmful products or substances. Such harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, and assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by the Company to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

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

To finance the $4.16 billion purchase price including transaction costs, plus capital contributions totaling $710 million to Aetna P&C, TAP borrowed $2.65 billion from a syndicate of banks under a five-year revolving credit facility that expires on March 15, 2001 (the Credit Facility) and sold approximately 33 million shares of its Class A Common Stock representing approximately 9% of its outstanding common stock (at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of Travelers Indemnity Company and a capital contribution of approximately $1.14 billion. In addition, Travelers Group Inc. purchased from TAP $540 million of Series Z Preferred Stock of TAP. Approximately $18 million of the purchase price was funded through the settlement of receivables from Aetna.

On April 23, 1996, TAP sold in a public offering approximately 39 million shares of its Class A Common Stock, representing approximately 9.75% of its outstanding common stock, for total proceeds of $928 million. On April 24, 1996, TAP sold in a public offering $500 million of 6-3/4% Notes due April 15, 2001 and $200 million of 7-3/4% Notes due April 15, 2026. On April 26, 1996, Travelers P&C Capital I, a wholly owned subsidiary trust of TAP, issued $800 million of 8.08% Trust Preferred Securities in a public offering. On May 10, 1996, Travelers P&C Capital II, a wholly owned subsidiary trust of TAP, issued $100 million of 8.00% Trust Preferred Securities in a public offering. These Trust Preferred Securities, which are fully and unconditionally guaranteed by TAP, have a liquidation value of $25 per Trust Preferred Security and are mandatorily redeemable under certain circumstances. Dividends on the Trust Preferred Securities have been classified as interest expense in the condensed consolidated statement of operations. The aggregate proceeds from the above offerings of $2.528 billion together with the proceeds from the issuance by TAP of approximately $700 million of commercial paper were used to repay in full the borrowings under the Credit Facility and to redeem in full TAP's Series Z Preferred Stock.

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

At September 30, 1996, the combined carrying value of the Company's investment portfolio was $28.8 billion, of which 81.4% was invested in fixed maturity investments, 4.0% in mortgage loans and real estate held for sale, 2.9% in common stocks and other equity securities and 11.7% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.4 years at such date. Non-investment grade securities totaled $602 million, representing approximately 2.6% of the Company's fixed income investments as of September 30, 1996. The following table reflects the average yield (annualized) of the investment portfolio:


                                                              Three Months Ended                 Nine Months Ended
                                                              ------------------                 -----------------
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                              1996               1995            1996           1995
                                                              ----               ----            ----           ----
Average Yield (Annualized) (1)                                 7.5%              6.1%             7.0%            6.2%

(1)  Excluding unrealized and realized capital gains and losses.

Cash flow needs at TAP will include stockholder dividends and debt service. TAP anticipates that its cash flow needs will be met primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Moreover, TAP will continue to be able to make borrowings under the Credit Facility, which it has reduced to $600 million, none of which is currently utilized. Under the Credit Facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1996, this requirement was exceeded by approximately $2.6 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 1996, TAP had $388 million outstanding under its commercial paper program.

In September 1996 TAP sold in a public offering $200 million of 6-3/4% Notes due September 1, 1999 and in October an additional $200 million of 6-1/4% Notes due October 1, 1999.

At November 5, 1996, TAP had $900 million available for debt offerings under its shelf registration statement.

The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. The Company has received $199 million of dividends from its insurance subsidiaries during the first nine months of 1996. Dividend payments to TAP from its insurance subsidiaries are limited to $299 million in 1996 without prior approval of the Connecticut Insurance Department.

On July 24, 1996, TAP's Board of Directors authorized the expenditure of up to $100 million for the repurchase of common stock. The repurchases may be made from time to time in the open market or through negotiated transactions and will be used primarily for the issuance of stock for employee benefit and director compensation plans. At September 30, 1996, the Company had repurchased 57,400 shares of its common stock pursuant to the repurchase program.

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

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated April 22, 1996, and in the first paragraph on page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In October 1996, certain subsidiaries of the Company were named as defendants in a purported class action filed in the District Court of Wyandotte County, Kansas, Civil Court Department under the name Amundson & Associates Art Studio Ltd. v. NCCI, et al. The plaintiffs make allegations and seek damages that are similar to those in the cases referred to above.

For information concerning the appeal of a Memorandum of Decision issued by the Connecticut Department of Insurance approving the acquisition by the Company of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company and their subsidiaries, see the description that appears in the second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. In October 1996, the court dismissed the appeal. Plaintiffs have appealed the dismissal.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:

On September 11, 1996, the Company filed a Current Report on Form 8-K, dated September 9, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6-3/4% Notes due September 1, 1999.

No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996; however on October 8, 1996, the Company filed a Current Report on Form 8-K, dated October 4, 1996, filing certain exhibits under
Item 7 thereof relating to the offer and sale of the Company's 6-1/4% Notes due October 1, 1999.

                                  EXHIBIT INDEX


Exhibit                                                                                                          Filing
Number                     Description of Exhibit                                                                Method
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

3.03 Restated By-Laws of TAP, effective March 29, 1996, incorporated by reference to Exhibit 3.2 of TAP's
                           Form S-1.

10.01                      Capital Accumulation Plan of TAP (as amended through                              Electronic
                           September 1, 1996).

10.02                      1996 Deferred Compensation Plan for Non-Employee Directors of                     Electronic
                           TAP (as amended through September 25, 1996).

10.03                      TAP 1996 Executive Option Plan.                                                        Electronic

10.04                      Travelers Group Capital Accumulation Plan (as amended through
                           September 25, 1996), incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the
                           fiscal quarter ended September 30, 1996 (File No. 1-9924) (the
                           "TRV 9/30/96 10-Q").

10.05                      Travelers Group Stock Option Plan (as amended through September
                           27, 1995), incorporated by reference to Exhibit 10.01 to the
                           Quarterly Report on Form 10-Q of Travelers Group Inc. for the
                           fiscal quarter ended September 30, 1995 (File No. 1-9924).

10.06                      Amendment No. 14 to the Travelers Group Stock Option Plan,
                           incorporated by reference to Exhibit 10.01 to the TRV 9/30/96 10-Q.

10.07                      Travelers Group 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q
                           of Travelers Group Inc. for the fiscal quarter ended March 31,
                           1996 (File No. 1-9924).

10.08                      Amendment No. 1 to the Travelers Group 1996 Stock Incentive Plan,
                           incorporated by reference to Exhibit 10.04 to the TRV 9/30/96 10-Q.

10.09                      Amendment No. 2 to the Travelers Group 1996 Stock Incentive Plan,
                           incorporated by reference to Exhibit 10.05 to the TRV 9/30/96 10-Q.

11.01                      Computation of Earnings Per Share.                                                Electronic

12.01                      Computation of Ratio of Earnings to Fixed Charges.                                Electronic

27.01                      Financial Data Schedule.                                                          Electronic

99.01                      The paragraph that begins on page 90 and ends on page 91 of TAP's                 Electronic
                           Prospectus dated April 22, 1996 and the first paragraph on page 24 of TAP's Quarterly Report on Form 10-Q for the fiscal quarter ended
                           June 30, 1996.

99.02                      The second full paragraph on page 91 of TAP's Prospectus dated                    Electronic
                           April 22, 1996.

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



                                        TRAVELERS/AETNA PROPERTY CASUALTY CORP.



Date:    November 12, 1996              By   /s/ William P. Hannon
                                          ------------------------------------
                                                 William P. Hannon
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)






Date:    November 12, 1996              By   /s/ Christine B. Mead
                                          ------------------------------------
                                                 Christine B. Mead
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                                                          Filing
Number                     Description of Exhibit                                                                Method
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

3.03 Restated By-Laws of TAP, effective March 29, 1996, incorporated by reference to Exhibit 3.2 of TAP's
                           Form S-1.

10.01                      Capital Accumulation Plan of TAP (as amended through                              Electronic
                           September 1, 1996).

10.02                      1996 Deferred Compensation Plan for Non-Employee Directors of                     Electronic
                           TAP (as amended through September 25, 1996).

10.03                      TAP 1996 Executive Option Plan.                                                        Electronic

10.04                      Travelers Group Capital Accumulation Plan (as amended
                           through September 25, 1996), incorporated by reference to
                           Exhibit 10.03 to the Quarterly Report on Form 10-Q of Travelers
                           Group Inc. for the fiscal quarter ended September 30, 1996
                           (File No. 1-9924) (the "TRV 9/30/96 10-Q").

10.05                      Travelers Group Stock Option Plan (as amended through September
                           27, 1995), incorporated by reference to Exhibit 10.01 to the
                           Quarterly Report on Form 10-Q of Travelers Group Inc. for the
                           fiscal quarter ended September 30, 1995 (File No. 1-9924).

10.06                      Amendment No. 14 to the Travelers Group Stock Option Plan,
                           incorporated by reference to Exhibit 10.01 to the TRV 9/30/96 10-Q.

10.07                      Travelers Group 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q
                           of Travelers Group Inc. for the fiscal quarter ended March 31,
                           1996 (File No. 1-9924).

10.08                      Amendment No. 1 to the Travelers Group 1996 Stock Incentive Plan,
                           incorporated by reference to Exhibit 10.04 to the TRV 9/30/96 10-Q.

10.09                      Amendment No. 2 to the Travelers Group 1996 Stock Incentive Plan,
                           incorporated by reference to Exhibit 10.05 to the TRV 9/30/96 10-Q.

11.01                      Computation of Earnings Per Share.                                                Electronic

12.01                      Computation of Ratio of Earnings to Fixed Charges.                                Electronic

27.01                      Financial Data Schedule.                                                          Electronic

99.01                      The paragraph that begins on page 90 and ends on page 91 of TAP's                 Electronic
                           Prospectus dated April 22, 1996 and the first paragraph on page 24 of TAP's Quarterly Report on Form 10-Q for the fiscal quarter ended
                           June 30, 1996.

99.02                      The second full paragraph on page 91 of TAP's Prospectus dated                    Electronic
                           April 22, 1996.

                           The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of TAP does not exceed 10% of the total assets of TAP and its consolidated subsidiaries. TAP will furnish copies of any such instrument to the Commission upon request.