Form 10-K405
period 1996-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-03-26
CIK 1010551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                                ----------------
                         COMMISSION FILE NUMBER 1-14328
                                ----------------
                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                06-1445591
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
                INCORPORATION                        IDENTIFICATION NO.)
              OR ORGANIZATION)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (860) 277-0111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------               -----------------------------------------
        CLASS A COMMON STOCK, PAR VALUE $ .01 PER        NEW YORK STOCK EXCHANGE
                          SHARE
             6-3/4% NOTES DUE APRIL 15, 2001             NEW YORK STOCK EXCHANGE
           8.08% TRUST PREFERRED SECURITIES OF           NEW YORK STOCK EXCHANGE
           SUBSIDIARY TRUST (AND REGISTRANT'S
             GUARANTY WITH RESPECT THERETO)
            8% TRUST PREFERRED SECURITIES OF             NEW YORK STOCK EXCHANGE
           SUBSIDIARY TRUST (AND REGISTRANT'S
             GUARANTY WITH RESPECT THERETO)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 5, 1997 WAS APPROXIMATELY $2.56 BILLION.

AS OF MARCH 5, 1997, 72,176,747 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE, AND 328,020,170 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.
                           (FORMER NAME OF REGISTRANT)

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 23, 1997 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                        TRAVELERS PROPERTY CASUALTY CORP.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                      PAGE
-----------                                                                      ----
      PART I

1.    Business..................................................................   1
2     Properties................................................................  53
3.    Legal Proceedings.........................................................  54
4.    Submission of Matters to a Vote of Security Holders.......................  55

      PART II

5.    Market for Registrant's Common Equity and
        Related Stockholder Matters.............................................  56
6.    Selected Financial Data...................................................  56
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................................  57
8.    Financial Statements and Supplementary Data...............................  57
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.....................................  57

      PART III

10.   Directors and Executive Officers of the Registrant........................  57
11.   Executive Compensation....................................................  57
12.   Security Ownership of Certain Beneficial Owners
        and Management..........................................................  57
13.   Certain Relationships and Related Transactions............................  58

      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K.............................................................  58
      Exhibit Index.............................................................  59
      Signatures................................................................  64
      Index to Consolidated Financial Statements and Schedules.................. F-1

                                     PART I



ITEM 1.  BUSINESS.


      Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) is a property-casualty insurance holding company engaged, through its subsidiaries, principally in two business segments: Commercial Lines, which includes Specialty Accounts, and Personal Lines. The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. Except as the context otherwise requires, as used herein the "Company" refers to Travelers Property Casualty Corp. and its consolidated subsidiaries.

      Travelers Property Casualty Corp. was formed in January 1996 to hold the property and casualty insurance subsidiaries (collectively, "Travelers P&C") of The Travelers Insurance Group Inc. ("TIGI"), a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"). On April 2, 1996, the Company purchased from Aetna Services Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock of The Aetna Casualty and Surety Company ("Aetna Casualty") and The Standard Fire Insurance Company ("Standard Fire"), Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.16 billion in cash. The acquisition of Aetna P&C (the "Acquisition") was treated as a purchase and, accordingly, the Company's consolidated financial statements include the results of Aetna P&C's operations only from the date of the Acquisition. As part of the financing of the Acquisition, the Company sold approximately 33 million shares of its Class A Common Stock (representing approximately 9% of its outstanding common stock at that time) to four private investors, including Aetna, for an aggregate of $525 million. TIGI acquired approximately 328 million shares of the Company's Class B Common Stock in exchange for its contribution of the outstanding capital stock of The Travelers Indemnity Company ("Travelers Indemnity") and a capital contribution of approximately $1.14 billion. In April 1996, the Company sold in a public offering approximately 39 million shares of its Class A Common Stock (representing approximately 9.75% of its outstanding common stock at that time) for total proceeds of $928 million. For additional information about the Acquisition, the public offering and other related transactions, see Note 2 of Notes to Consolidated Financial Statements.

      Pursuant to an agreement with Aetna, the Company was required to discontinue its use of the name "Aetna" as part of its corporate name by December 31, 1997. Effective March 7, 1997, the Company changed its corporate name to Travelers Property Casualty Corp.

      Travelers Group owns approximately 82% of the Company's outstanding common stock. Travelers Group is a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Life Insurance Services; and
(iv) Property & Casualty Insurance

Services (through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

      The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

      This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services;
(ii) a description of the Corporate and Other segment; and (iii) certain other information. A glossary of insurance terms is included beginning on page 44.

COMMERCIAL LINES

      The Company is the third largest writer of commercial lines insurance in the United States based on 1995 direct written premiums published by A.M. Best Company ("A.M. Best"), after giving effect to the Acquisition and recent industry consolidation. The Company's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses and individuals with commercial exposures; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Lines that serves the construction industry. The Company distributes its commercial products through approximately 4,600 brokers and independent agencies located throughout the United States.

      The commercial coverages marketed by the Company include workers' compensation, general liability (including product liability), commercial multi-peril, commercial automobile, property (including fire and allied lines) and several other miscellaneous coverages. The Company also underwrites specialty coverages through three separate units, Travelers Specialty, Gulf Specialty and Bond Specialty, which have historically focused on unique risks that typically require specialized underwriting. Coverages offered by Travelers Specialty include general liability for selected product liability risks, medical malpractice and umbrella and excess liability. Coverages offered by Gulf Specialty include directors' and officers' liability and errors and omissions insurance for various professions, umbrella insurance, insurance for municipalities, hard to place coverages sold on an excess and surplus lines basis and fidelity and surety coverage. Coverages offered by Bond Specialty include fidelity and surety, fiduciary liability insurance, directors' and officers' and other professional liability insurance and other related coverages such as kidnap and ransom and mail insurance. In addition, the Company offers various risk management services, generally including claims settlement, loss control and engineering services, to businesses that choose to self-insure certain exposures, to state funds and insurance carriers that participate in state involuntary workers' compensation pools and to employers seeking to manage workers' compensation medical and disability costs. In 1996, Commercial Lines generated combined net written premiums of $4.7 billion and combined premium equivalents of $2.7 billion. As used herein, unless the context otherwise requires, "combined" refers to the operations of both Travelers P&C and Aetna P&C, without regard to the date of the Acquisition.

      SELECTED PRODUCT AND MARKET INFORMATION

      The following table sets forth by product line and market net written premiums and premium equivalents for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table below, see "-- Product Lines" and "--Principal Markets and Methods of Distribution," respectively.

      Over the past several years, National Accounts customers have moved increasingly from traditional insurance coverages to service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. The volume of business handled by the Company in servicing relationships is measured by "premium equivalents." Premium equivalents do not represent actual premium revenues. Premium equivalents are determined in the pricing process and represent the Company's estimates of premiums that its customers would have been charged under a fully insured arrangement, based on expected losses associated with non-risk-bearing components of each account.

      Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for the Company's combined businesses prior to such time is for informational purposes only.


              COMBINED NET WRITTEN PREMIUMS AND PREMIUM EQUIVALENTS

(Dollars in millions)

                                                                      PERCENTAGE OF
                                                                        TOTAL NET
                                                                          WRITTEN
                                           YEAR ENDED DECEMBER 31,     PREMIUMS AND
                                        ----------------------------
                                                                         PREMIUM
                                                                        EQUIVALENTS
                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                         1996       1995       1994         1996
                                        ------     ------     ------    -------------
NET WRITTEN PREMIUMS BY
PRODUCT LINE:
   Workers' compensation                $1,223     $1,312     $1,617         16.6%
   General liability                       836        815        876         11.3
   Commercial multi-peril                1,223      1,188      1,069         16.6
   Commercial automobile                   806        888        883         10.9
   Property                                342        457        437          4.7
   Fidelity and surety                     215        233        184          2.9
   Other                                    23        251        136          0.3
                                        ------     ------     ------        -----
      Net written premiums(1)           $4,668     $5,144     $5,202         63.3%

      Premiums equivalents(2)            2,712      3,458      2,990         36.7
                                        ------     ------     ------        -----
      Total Commercial Lines            $7,380     $8,602     $8,192        100.0%
                                        ======     ======     ======        =====

                                               (see footnotes on following page)

                                                                   PERCENTAGE OF
                                                                     TOTAL NET
                                                                      WRITTEN
                                  YEAR ENDED DECEMBER 31,          PREMIUMS AND
                               ------------------------------
                                                                      PREMIUM
                                                                    EQUIVALENTS
                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                               1996       1995           1994          1996
                               ----       ----           ----       ------------
                              (Dollars in millions)
NET WRITTEN PREMIUMS
AND PREMIUM EQUIVALENTS
BY MARKET:
   National Accounts         $3,477      $4,550        $ 4,463         47.1%
   Commercial Accounts        1,812       1,962          2,039         24.6
   Select Accounts            1,412       1,466          1,293         19.1
   Specialty Accounts           679         624            397          9.2
                             ------      ------        -------        -----
      Total Commercial
        Lines (2)            $7,380      $8,602        $ 8,192        100.0%
                             ======      ======        =======        =====

---------------------
(1) The decreases in net written premiums during the periods shown reflect the highly competitive marketplace and the Company's selective underwriting practices.

(2) Premium equivalents for the year ended December 31, 1994 are provided for Travelers P&C only. Historically, Aetna P&C did not track premium equivalents and such amounts are not available for that period. The decreases in premium equivalents during the periods shown reflect a depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of customers.

      PRODUCT LINES

      The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in the Company's Commercial Lines are as follows:

      WORKERS' COMPENSATION provides coverage for employers' liability for injuries to employees under common law as well as the obligation of an employer under state or federal law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. In addition to the liability exposure that may arise under common law, there are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. Workers' compensation policies are often written in conjunction with other commercial policies. The Company offers two types of workers' compensation products: (i) insurance products, including guaranteed cost policies, in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience, and loss sensitive plans, including retrospectively rated policies, in which premiums are adjusted based on actual loss experience of the insured during the policy period, and large deductible plans, in which the customer bears the insurance risk up to its deductible amount, and (ii) service programs, which are generally sold to the Company's larger National Accounts, where the Company receives fees for providing loss prevention, risk management, claims administration and benefit administration services to organizations pursuant to service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market. Workers' compensation comprehensive claim and managed care cost containment services are integrated through the Company's claims management system to maximize cost savings on both service delivery and loss payout. For the year ended December 31, 1996, the Company's workers' compensation line generated $1.2 billion of combined net written premiums and $2.2 billion of combined premium equivalents.

      GENERAL LIABILITY provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage for directors' and officers' liability arising in their official capacities, fiduciary liability for trustees and sponsors of pension, health and welfare and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, umbrella and excess insurance. For the year ended December 31, 1996, the Company's general liability line generated $836 million of combined net written premiums and $299 million of combined premium equivalents.

      COMMERCIAL MULTI-PERIL provides a combination of property and liability coverage for businesses and business property for damages such as that caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption. It also insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. For the year ended December 31, 1996, the Company's commercial multi-peril line generated $1.2 billion of combined net written premiums.

      COMMERCIAL AUTOMOBILE provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business. For the year ended December 31, 1996, the Company's commercial automobile line generated $806 million of combined net written premiums and $240 million of combined premium equivalents.

      PROPERTY provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures. For the year ended December 31, 1996, the Company's property line generated $342 million of combined net written premiums.

      FIDELITY AND SURETY provides fidelity insurance coverage which protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement whereby the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of a third party. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. For the year ended December 31, 1996, the Company's fidelity and surety line generated $215 million of combined net written premiums.

      OTHER coverages include boiler and machinery insurance, which provides coverage for loss or damage resulting from the malfunction of boilers and machinery, as well as miscellaneous assumed reinsurance. For the year ended December 31, 1996, these other coverages generated $23 million of combined net written premiums.

      PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

      The Company's Commercial Lines are organized into four marketing groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs:
National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Lines that serves the construction industry.

      The Company distributes its commercial products primarily through approximately 4,600 brokers and independent agencies located throughout the United States that are serviced by 99 field offices. The Company seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

      NATIONAL ACCOUNTS

      The Company's National Accounts serves large companies, as well as employee groups, associations and franchises. The Company's National Accounts also includes the Company's alternative market business (the "Alternative Market"), which primarily covers workers' compensation products and services to voluntary and involuntary state pools. National Accounts customers typically generate annual direct written premiums and premium equivalents of over $1 million per account and generally select products under retrospectively rated plans, large self-insured retentions or some other loss-responsive arrangement. National Accounts programs involve both traditional insurance (risk transfer) and risk service (claims settlement, loss control and risk management). Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are marketed through national brokers and regional agents with offices throughout the United States. Based on combined net written premiums of $852 million and combined premium equivalents of $2.6 billion, National Accounts constituted approximately 47% of the Commercial Lines business in 1996.

      National Accounts customers often demand risk service programs where the ultimate cost is based on their own loss experience. Programs offered by the Company include claims settlement, loss control and risk management services and are generally offered in connection with a retrospectively rated insurance policy, a large deductible plan or a self-insured program. Workers' compensation accounted for approximately 76% of the products sold in 1996 to National Accounts customers, based on combined net written premiums and premium equivalents.

      The Alternative Market business of the Company's National Accounts sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. Since 1993, most state assigned workers' compensation risk plan contracts have been awarded through a formal state-by-state bid process. Contracts, which are generally for three-year terms, are awarded by state agencies based on quality of service and price. The Company has emerged as the largest workers' compensation assigned risk plan servicing insurer in the industry with approximately 28% share of the market in 1996. Assigned risk plan contracts generated approximately $456 million in combined premium equivalents in 1996 for the Company.

      The Company also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated combined net written premiums and premium equivalents of $89 million in 1996. National Accounts also participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

      COMMERCIAL ACCOUNTS

      The Company's Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts targets businesses with 75 to 1,000 employees that generate between $50,000 and $1 million in annual direct written premiums and premium equivalents. The Company offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products. The Company also offers retrospectively rated or large deductible programs to these customers. Based on combined net written premiums of $1.7 billion and combined premium equivalents of $87 million, Commercial Accounts constituted approximately 25% of the Commercial Lines business in 1996.

      Commercial Accounts targets certain industries in which the Company has claims, engineering and underwriting expertise and to which the Company has established dedicated operations. Industry segments include from the manufacturing sector: advanced technology, metal products, mineral products, plastic and rubber products manufacturing and wood products. Also targeted are colleges and universities, transportation, retail, financial, property management and the wholesale industry. The Company continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables the Company to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, and to link price to the individual exposure and to control risk. Instead of relying on rating bureaus to establish rates for products, the Company generally uses its proprietary data, which it has compiled from many years of data generated by its extensive underwriting and pricing experience. Accordingly, subject to applicable state insurance regulations, prices are derived from those proprietary rates and numerous variables that apply to specific risks. The Company believes that relying on extensive proprietary data to assess individual risk characteristics, rather than relying on data from industry rating bureaus, provides it with a competitive advantage in pricing and underwriting commercial risks. The Company uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, the Company's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs.

      Construction. The Company has established dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. The Company offers all product lines to midsize and national customers in the construction market, including both guaranteed cost and loss-responsive products, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable the Company to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their state's laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States.

      SELECT ACCOUNTS

      Select Accounts serves individuals who have commercial exposures and firms typically with one to 75 employees, typically generating up to $50,000 in annual direct written premiums per account. Products offered to Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products. Based on combined net written premiums of $1.4 billion, Select Accounts constituted approximately 19% of the Commercial Lines business in 1996.

      Personnel in the Company's field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. The Company utilizes a marketing and underwriting approach based on agency automation and defined underwriting criteria. Agency automation allows agents access to the Company's price quotation and policy issuance systems and enables agents to provide faster and more cost-effective service to customers with supervision and underwriting control. Agents that do not utilize the automated quotation and policy issuance systems work with the Company's sales and marketing representatives who have point of sale authority. Agents serving Select Accounts are given greater control and discretion over underwriting decisions, within predefined parameters, than brokers selling to larger accounts. Because underwriting criteria and pricing tend to be more standardized for smaller businesses, Select Accounts uses a standard industry classification (S.I.C.) based process to allow agents and field marketing representatives to make underwriting and pricing decisions within predetermined classifications. Business in other classes is subject to consultative review by in-house underwriters. The Company believes that its breadth of products, highly qualified field staff and its technology offer distinct competitive advantages.

      SPECIALTY ACCOUNTS

      Specialty Accounts markets products to national, midsize and small customers, as well as individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The Company's fast response time on underwriting decisions, industry expertise and quality service are important to maintaining relationships with Specialty Accounts insureds and producers. The Company believes that it has a competitive advantage with respect to many of these products based on its reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts. Based on combined net written premiums of $679 million, Specialty Accounts constituted approximately 9% of the Commercial Lines business in 1996.

      The Company has three separate marketing and underwriting groups within Specialty Accounts:

      Travelers Specialty provides a broad range of products targeting risks that do not fall within the underwriting guidelines of the other Commercial Lines segments and that require highly specialized underwriting. The core products include general liability for select product liability risks, umbrella and excess liability, medical malpractice, various types of professional liability, errors and omissions liability, primary and excess property, and various coverages that target the transportation industry.

      Gulf Specialty focuses on many non-traditional lines of business with a particular emphasis on the financial services market. Products include directors' and officers' liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for professionals and non-professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment industry and to municipalities and provides insurance products for other industry specific programs. In addition, Gulf Specialty has developed a book of excess and surplus lines business through its non-admitted company.

      Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond is organized around four broad customer segments: Financial Services, Construction, National Risk (customers with more than $500 million in revenues) and Commercial Risk (companies with less than $500 million in revenues and individuals). Bond's agency agreement with Executive Risk Management Associates ("ERMA"), a partnership owned by Executive Risk, Inc., was restructured effective January 1, 1997. The restructured agreement replaces the prior exclusive underwriter status of ERMA for directors' and officers' liability insurance written by Aetna Casualty with a non-exclusive agreement.

      PRICING AND UNDERWRITING

      Pricing levels for property and casualty insurance products by the Company's Commercial Lines are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. The Company's strategy emphasizes a profit-oriented approach rather than a premium volume or market share-oriented approach to underwriting. The Company's National Accounts business, which sells primarily risk management services and loss sensitive products, continues to be very competitive on price. Commercial Accounts and Select Accounts primarily sell guaranteed cost products.

      A significant portion of Commercial Lines business is written with retrospectively rated insurance policies as well as large deductible policies in which the ultimate cost of insurance for a given policy year is dependent on the loss experience of the insured. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the payment terms and long-term nature of the loss development reduces insurance risk, it introduces some additional credit risk. Receivables from holders of retrospectively rated and large deductible policies totaled approximately $755 million at December 31, 1996. Collateral, primarily letters of credit and, to a lesser extent, cash collateral, is generally requested for contracts that provide for deferred collection of ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

      Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1996, contractholder receivables and payables were approximately $1.8 billion.

      The Company has developed an underwriting methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. This approach utilizes proprietary data gathered and analyzed by the Company with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that the Company does not compromise its underwriting integrity. This process is linked with strong underwriting interaction and review at the Company's and agents' locations.

      The Company is also a member of and participates in the underwriting operations of insurance and reinsurance pools and associations, several of which make independent underwriting decisions on behalf of their members. These pools insure specialized risks such as exposures related to the aviation and nuclear power industries.

      The Company continually reviews its exposure to catastrophic losses and attempts to mitigate such exposure. See "Reinsurance." The Company uses sophisticated computer modeling techniques to assess underwriting risks and renewal of business in catastrophe-prone areas.

      GEOGRAPHIC DISTRIBUTION

      The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of combined premium volume for the year ended December 31, 1996:

                    STATE                       % OF TOTAL
                    -----                       ----------
                    New York                      13.5%
                    California                     8.8
                    Texas                          5.9
                    Massachusetts                  5.9
                    Pennsylvania                   4.5
                    Florida                        4.5
                    New Jersey                     4.1
                    Illinois                       4.0
                    Connecticut                    3.7
                    North Carolina                 3.1
                    All Others (1)                42.0
                                                 ------
                    TOTAL                        100.0%
                                                 ======

---------------------
(1) No other single state accounted for 3.0% or more of the total combined direct written premiums written in 1996 by the Company.

PERSONAL LINES

      The Company is the largest writer of personal lines insurance through independent agents and the seventh largest writer of personal lines insurance overall in the United States based on 1995 direct written premiums published by A.M. Best, after giving effect to the Acquisition and recent industry consolidation. In 1996, Personal Lines generated combined net written premiums of approximately $2.7 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

      Personal Lines distributes products primarily through approximately 5,000 independent agents located throughout the United States. The Company is also pursuing a number of initiatives to broaden its distribution of Personal Lines products, including targeted marketing to affinity groups, employee groups and other sponsoring organizations and establishing co-marketing arrangements with other insurers. In 1994, the Company began a pilot program to market personal automobile and homeowners insurance through the independent agents of Primerica Financial Services ("PFS"), a unit of Travelers Group. The product is sold under the name Secure-SM-, and the program has expanded to reach 37 states. Over 6,300 PFS agents were licensed to sell Secure-SM- products by the end of 1996, and approximately 5,000 new automobile and homeowners policies are now being sold through this program each month.

      SELECTED PRODUCT INFORMATION

      The following table sets forth by product line net written premiums for Personal Lines for the periods indicated. For a description of the product lines referred to in the table below, see "-- Product Lines."

      Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for the Company's combined businesses prior to such time is for informational purposes only.


                          COMBINED NET WRITTEN PREMIUMS


                                                                       PERCENTAGE OF
                                                                         TOTAL NET
                                                                          WRITTEN
                                                                       PREMIUMS YEAR
                                            YEAR ENDED DECEMBER 31,        ENDED
                                          --------------------------    DECEMBER 31,
                                          1996       1995       1994        1996
                                          ----       ----       ----        ----
                                             (Dollars in millions)
NET WRITTEN PREMIUMS BY
PRODUCT LINE:
   Personal automobile                   $1,851     $1,822     $1,969        69.2%
   Homeowners and other                     824        721        773        30.8
                                         ------     ------     ------       ------
      Total Personal Lines               $2,675     $2,543     $2,742       100.0%
                                         ======     ======     ======       ======

      PRODUCT LINES

      The Company writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 4.2 million policies in force at December 31, 1996. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

      PERSONAL AUTOMOBILE provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. For the year ended December 31, 1996, the Company's personal automobile policies generated $1.9 billion of combined net written premiums.

      HOMEOWNERS AND OTHER provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums, mobile homes and rental property contents. Other products include coverage for boats, personal articles such as jewelry, and umbrella liability protection. For the year ended December 31, 1996, the Company's homeowners and other policies generated $824 million of combined net written premiums.

      PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

      The Company's Personal Lines products are distributed primarily through approximately 5,000 independent agents located throughout the United States, supported by a network of 23 field marketing offices and five customer service centers. The principal markets for Personal Lines insurance are in states along the East Coast, in the South, and in the Midwest. In the states of Florida, New Jersey and Massachusetts, the Company operates stand-alone domestic companies to enhance its competitive capability in these highly regulated markets. Separate business units within Personal Lines market to affinity groups and through the sales force of PFS.

      Insurance companies generally market personal automobile and homeowners insurance through one of two distribution systems: independent agents or direct writing. The independent agents that distribute the Company's Personal Lines products usually represent several unrelated property and casualty companies. In contrast, direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers may have relative to companies using independent agents, the direct writing companies have gradually expanded their market share in recent years.

      The Company's Personal Lines continues to focus on the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company is pursuing a number of initiatives to broaden its distribution of Personal Lines products, including targeted marketing to affinity groups, employee groups and other sponsoring organizations and establishing co-marketing arrangements with other insurers. In 1994, the Company began writing personal automobile and homeowners insurance through the independent agents of PFS, an affiliate of the Company, in order to broaden the distribution of its Personal Lines products. This program is now available in 37 states. The PFS sales force primarily sells life insurance products issued by affiliates of the Company, as well as mutual funds and other Travelers Group products.

      In 1995, Aetna P&C entered into a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped geographically diversify the homeowners line of business. New business referrals began in July 1995 and, on January 1, 1996, Personal Lines began writing renewal policies. This marketing agreement provides for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

      The Company believes that its focus on service, including prompt and efficient claims handling, a high level of automation and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. In addition, the Company is leveraging its service, claims handling and automation experience in the expansion of its distribution channels through its PFS and affinity marketing initiatives.

      PRICING AND UNDERWRITING

      Pricing for personal automobile insurance is driven by changes in the relative frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining approval of the state regulatory authorities for indicated rate increases. Premiums charged for physical damage coverage reflect insured car values and, accordingly, premium levels are somewhat related to the volume of new car sales.

      Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners policies offer (but do not require) automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, earthquakes and tornadoes. The high level of catastrophe losses in recent years has resulted in a reduced availability of homeowners insurance and has led to higher prices for homeowners policies in some markets. In order to reduce its exposure to catastrophe losses, the Company has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in certain markets, tightened underwriting standards and implemented price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities. In California, the Company has introduced an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. The Company uses computer modeling techniques to assess its level of exposure to loss in catastrophe-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York and in California are subject to state-imposed restrictions, the general effect of which is to make it more difficult for an insurer to reduce exposures.

      Insurers writing property-casualty policies are generally unable to increase rates until some time after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states, including New York and Pennsylvania, require prior approval of rate increases.

      Underwriting of Personal Lines products is conducted primarily by independent agents. Agents underwrite Personal Lines policies under strict underwriting guidelines established and monitored by the Company. Each agent is assigned to a specific employee of the Company or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

      GEOGRAPHIC DISTRIBUTION

      The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of combined premium volume for the year ended December 31, 1996:

STATE                   % OF TOTAL
-----                   ----------

New York                  23.2%
Pennsylvania               9.0
New Jersey                 8.6
Florida                    8.5
Texas                      8.3
Massachusetts              6.9
Connecticut                6.1
Virginia                   3.8
All others (1)            25.6
                         -----
TOTAL                    100.0%
                         =====

---------------------
(1) No other single state accounted for 3.0% or more of the total combined direct written premiums written in 1996 by the Company.

CLAIMS ADMINISTRATION

      The Company employs approximately 8,900 claims employees located throughout the United States. These employees include telephone and road adjusters, appraisers, litigation specialists, staff attorneys, regional and home office management and support staff. The Company handles over 90% of its claims internally and employs external adjusters primarily where geographic location makes it impractical to use the Company's own adjusters. The Company has an investigative unit that handles claims that the Company suspects may be fraudulent. The Company also employs a staff of lawyers who are responsible for the management of the Company's claims litigation. The Company's claims handlers include professionals with the technical expertise necessary to deal with more complex coverage, liability and damage issues.

      In its handling of claims, the Company strives to balance customer expectations of service with its business objectives of effectively managing loss exposure and controlling claims expense. In an effort to resolve claims efficiently, the Company matches claims settlement authority to the ability of its claims personnel and matches its in-house expertise with the issues involved in the claim. The Company's workers' compensation claim adjudication process is being re-engineered to encompass a higher level of nursing/medical intervention, a more effective use of preferred provider networks to better manage medical and lost-time claims, and a renewed emphasis on prompt and thorough investigations.

      The Company's new Personal Lines claims workstation implemented in 1995 and workers' compensation claim workstation implemented in 1994 have improved the speed and quality of both Personal Lines and Commercial Lines claims service, and have helped loss payout performance. Use of technology such as VRUs (voice response units) has lowered the cost of settling claims and shortened the time to claim payment. The claim department also provides automated feedback from claim handlers to underwriters to help with risk assessment and accurate pricing information. Since the date of the Acquisition, significant progress has been made in converting all of the Company's claims processing to this technology. In Personal Lines, all new automobile and homeowners notices are now entered into the Company's claims database through the new workstation which provides access to data for both Aetna P&C and Travelers P&C sourced customers through one professional claim workstation. In Commercial Lines workers' compensation, all first reports of injury have been converted to the new telephone reporting system and a conversion of all open claims to utilize the new workstation is under way.

      The home office claims department periodically conducts internal file reviews of claims offices to monitor adherence to claims policies and procedures, the adequacy of case reserves, claims loss control, claims expense control, productivity and service standards. Regional claims management periodically audits sample files of claims representatives as part of their supervisory process.

      Environmental, asbestos and cumulative injury claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals. See "Environmental, Asbestos and Cumulative Injury Claims."

REINSURANCE

      The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect surplus. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance is subject to collectibility in all cases and to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 5 of Notes to Consolidated Financial Statements.

      The Company utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses. The Company utilizes the following types of reinsurance: (i) facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated; (ii) treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and (iii) catastrophe reinsurance, in which the ceding company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

      The Company's top five reinsurers, except Lloyd's of London ("Lloyd's") (which is not rated), are rated "A" or higher by A.M. Best. The ratings and reinsurance recoverable at December 31, 1996 follow (in millions):

                                       REINSURANCE
             REINSURER                 RECOVERABLE       A.M. BEST RATING OF REINSURER
             ---------                 -----------       -----------------------------
General Reinsurance Corporation          $483            A++    highest of 15 ratings
American Re-Insurance Company             262            A+     2nd highest of 15 ratings
Executive Risk Indemnity Inc.             193            A      3rd highest of 15 ratings
Employers Reinsurance Corporation         96             A++    highest of 15 ratings
NAC Reinsurance Corporation               75             A      3rd highest of 15 ratings

      As of December 31, 1996, the Company had ceded to Lloyd's and General Reinsurance Corporation, two reinsurers with which the Company does the most business, approximately $488 million and $483 million, respectively, of insurance losses and loss adjustment expenses. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993.

The Company is in arbitration with underwriters at Lloyd's in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims that constitute a portion of the total reinsurance recoverable referred to above. The dispute involves the ability of the Company to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties. See Item 3, "Legal Proceedings."

      The outcome of the arbitration referred to above is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable resolution of this matter could have a material adverse effect on the Company's operating results in a future period. However, the Company believes that it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity.

      The Company participates in pools with other insurers to provide capacity for unique and high-valued risks such as exposures related to the aviation and nuclear power industries. The Company's maximum net exposure to this type of business at December 31, 1996 was $29 million per risk. For policies written on or after January 1, 1997, the exposure was reduced to $15 million per risk.

      At December 31, 1996, the Company had $9.7 billion in reinsurance recoverables. Of this amount, $4.2 billion is for pools and associations which relate primarily to workers' compensation service business and have the strength of the participating insurance companies on a joint basis supporting these cessions. Of the remaining $5.5 billion ceded to reinsurers at December 31, 1996, $497 million was environmental and asbestos-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31, 1996, $465 million was collateralized by letters of credit against the asset. The descriptions below relate to reinsurance arrangements of the Company in effect at January 1, 1997.

      Net Retention Policy. Currently, for third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Select Accounts and Construction limit the net retention to a maximum of $4 million per insured, per occurrence. For Travelers Specialty, the reinsurance agreements for third-party liability, including professional and healthcare liability, limit the Company's net retention to a maximum of $4 million per policy, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to $4 million for any line of business. For commercial property insurance, there is a $5 million maximum retention per insured with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Select Accounts, Construction, Travelers Specialty and some segments of Alternative Markets covers 100% of each loss between $2 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. The reinsurance agreements in place for Personal Lines property policies covers 100% of each loss between $1 million and $6 million. For surety protection, Bond has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. In addition, Bond's accident year results are protected by an aggregate excess of loss treaty that provides 93.85% of approximately $52 million of reinsurance coverage in excess of a $119 million retention.

      Catastrophe Reinsurance. The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 75% of total losses between $250 million and $650 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 75% of losses between $250 million and $650 million.

      For commercial property insurance sold through Commercial Accounts, Select Accounts, Construction and certain National Accounts, 10% of all losses are reinsured in 1997, subject to an occurrence limitation of $275 million. For Personal Lines homeowners insurance, in 1997, 25% of losses in states along the East Coast are reinsured up to a maximum recovery of $180 million per occurrence. The covered territory of this Homeowners Quota Share includes Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware, Maryland, Virginia, North Carolina, South Carolina, Georgia, Florida and Washington, D.C.

      REINSURANCE FUND

      The Company also participates in the Florida Hurricane Catastrophe Fund ("FHCF"), which is a state-mandated catastrophe reinsurance fund. FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe. There can be no assurance that these resources will be sufficient to meet the obligations of FHCF.

      The Company's recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company's results of operations in the event of a significant catastrophe in Florida.

RESERVES

      Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by line of business, coverage and year.

      The process of estimating claim reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation.

      The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of claims development by accident year for each line of business and market segment. Similarly, the Company derives estimates of unpaid claim adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of claim adjustment expenses to losses for each line of business and market segment. For a description of the Company's reserving methods for environmental and asbestos claims, see "Environmental, Asbestos and Cumulative Injury Claims."

      Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1996, 1995 and 1994 the combined amounts of discount for the Company were $1.012 billion, $1.206 billion and $1.120 billion, respectively.

      For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 6 of Notes to Consolidated Financial Statements.

      The following table sets forth the year-end reserves from 1986 through 1996 and the subsequent changes in those reserves, presented on a combined basis for Travelers P&C and Aetna P&C. The data in the table are presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1986-1996 year-end reserves and the subsequent changes in those reserves.

      For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1986 included $4 million for a loss that is finally settled in 1996 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1986-1995 shown in the following table.

      Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1986-1996 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Environmental, Asbestos and Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

      Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a significant portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. Increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies but are not reflected in the following table. Retrospective rating is particularly significant for National Accounts business for workers' compensation, and to a lesser extent in general liability and commercial automobile coverages. This mechanism affords the Company a significant financial protection against adverse development on a large block of net reserves.

      Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table.

      The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $14 million, $(7) million and $(26) million for the years 1996, 1995 and 1994, respectively.

                                                         YEAR ENDED DECEMBER 31,
                          1986     1987      1988     1989      1990      1991     1992     1993      1994      1995     1996
-------------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in millions)
Reserves for claims and
claim adjustment
expenses originally
estimated:              $14,076   $16,241   $17,851  $19,401   $20,182   $20,694  $21,454  $21,223   $21,272   $21,675  $21,816
Cumulative amounts
paid as of:
One year later            4,006     4,914     5,263    5,480     5,476     5,080    5,064    4,609     4,415     3,887
Two years later           6,963     8,152     8,553    8,949     9,020     8,639    8,363    7,812     7,190
Three years later         9,218    10,407    10,911   11,447    11,660    11,100   10,887    9,949
Four years later         10,779    12,036    12,643   13,390    13,450    13,097   12,586
Five years later         11,941    13,273    14,064   14,717    14,986    14,430
Six years later          12,868    14,370    15,051   15,964    16,058
Seven years later        13,745    15,129    16,031   16,815
Eight years later        14,373    15,963    16,751
Nine years later         15,117    16,598
Ten years later          15,683

Reserves
re-estimated as
of:
One year later           14,443    16,780    18,204   19,629    20,358    21,178   21,645   21,458    22,101    22,095
Two years later          15,173    17,268    18,589   19,908    21,087    21,704   22,087   22,567    22,522
Three years later        15,738    17,696    19,056   20,676    21,820    22,397   23,303   23,031
Four years later         16,278    18,210    19,795   21,459    22,728    23,731   24,004
Five years later         16,755    18,967    20,595   22,501    24,133    24,547
Six years later          17,501    19,737    21,641   23,964    24,960
Seven years later        18,312    20,788    23,069   24,790
Eight years later        19,328    22,206    23,865
Nine years later         20,770    22,946
Ten years later          21,388

Cumulative deficiency     7,312     6,705     6,014    5,389     4,778     3,853    2,550    1,808     1,250       420

Gross
liability--end of
year                                                                                                           $31,167  $30,969
Reinsurance and
deductible
recoverables                                                                                                     9,492    9,153
                                                                                                               ----------------
Net
liability--end of year                                                                                         $21,675  $21,816
                                                                                                               ================

Gross  reestimated
liability--latest                                                                                              $31,166
Reestimated
reinsurance and
deductible
recoverables--latest                                                                                             9,071
                                                                                                               -------
Net reestimated
liability--latest                                                                                              $22,095
                                                                                                               =======
Gross cumulative
deficiency
(redundancy)                                                                                                   $    (1)
                                                                                                               =======


STATUTORY COMBINED RATIO INFORMATION

      The following table sets forth the statutory loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the Company.

      The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income (e.g., service fee income) or expenses are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time, such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period. Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

      The ratios shown in the table below are computed based upon statutory accounting practices, not GAAP. For information on GAAP combined ratios, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                            STATUTORY COMBINED RATIOS

                                      YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                   1996         1995        1994
                                   ----         ----        ----
Commercial Lines:
   Loss and LAE ratio              96.2%       80.6%       104.2%
   Underwriting expense ratio      32.7        24.4         24.0
   Combined ratio before
      policyholder dividends      128.9 (1)   105.0        128.2 (2)
   Combined ratio                 129.6       106.3        126.2
Personal Lines:
   Loss and LAE ratio              68.7        74.5         71.0
   Underwriting expense ratio      28.9        29.9         29.4
   Combined ratio                  97.6 (3)   104.4        100.4
Total:
   Loss and LAE ratio              85.5        78.2         90.2
   Underwriting expense ratio      31.3        26.4         26.2
   Combined ratio before
      policyholder dividends      116.8       104.6        116.4
   Combined ratio                 117.2       105.4        115.3

---------------------
(1) Includes the effect of charges associated with the Acquisition and also includes statutory charges made to conform accounting policies and Company strategies in connection with the Acquisition (but not for GAAP reporting purposes due to purchase accounting). The combined ratio excluding such charges was 110.0%.

(2) Includes statutory reserve increases for environmental claims and a reduction of ceded reinsurance balances amounting to $225 million by the Company. The combined ratio excluding this item was 114.2%.

(3) Includes the effect of the Company's review of reserves associated with the Acquisition. The combined ratio excluding this item was 100.1%.

ENVIRONMENTAL, ASBESTOS AND CUMULATIVE INJURY CLAIMS

      Environmental, asbestos and cumulative injury claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals.

      ENVIRONMENTAL CLAIMS

      As a result of various state and federal regulatory efforts aimed at environmental remediation, the insurance industry has been, and continues to be, involved in extensive litigation involving policy coverage and liability issues. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") was first enacted in 1980, and significantly expanded in 1984. CERCLA enables private parties and the federal and state governments to take action with respect to releases and threatened releases of hazardous substances and to recover their response costs from certain liable parties or such parties may be ordered to undertake remedial action directly. Liability under CERCLA may be joint and several with other responsible persons. In addition to the regulatory pressures, the Company believes that certain court decisions have expanded insurance coverage beyond the original intent of the insurers and insureds, frequently involving policies that were issued prior to the mid-1970s. The results of court decisions affecting the industry's coverage positions continue to be inconsistent. Accordingly, the ultimate responsibility and liability for environmental remediation costs remain uncertain.

      The Company continues to receive claims alleging liability exposures arising out of insureds' alleged disposition of toxic substances. These claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. The Company's review and investigation of environmental claims includes an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar claims. In addition, the unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, such as: the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any; the number of years of coverage, if any; the obligation to provide a defense to insureds, if any; and the applicable law in each jurisdiction.

      The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Environmental loss and loss expense reserves of the Company at December 31, 1996 were $1.242 billion, net of reinsurance of $127 million. Approximately 12% of such loss and loss expense reserves (i.e., approximately $146 million) were case reserves for resolved claims. The balance, approximately 88% of the net aggregate reserve (i.e., approximately $1.096 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

      The duration of the Company's investigation and review of such claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, varies significantly and is dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and the Company and the willingness of the insured and the Company to negotiate, if appropriate, a resolution of any dispute between them pertaining to such claims. Since the foregoing factors vary from claim to claim and insured by insured, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving such claims, the duration may vary from months to several years.

      The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for environmental claims, Travelers P&C establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. Similarly, if one hundred claimants file a lawsuit against ten policyholders alleging injury as a result of the discharge of wastes or pollutants, one thousand claims would be established. Travelers P&C adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

      As of December 31, 1996, Travelers P&C had approximately 30,800 pending environmental-related claims tendered by 664 active policyholders. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants. In 1996, the pending inventory increased by approximately 20,000 claims as a result of several lawsuits being filed in the states of Louisiana and Texas. These lawsuits, filed against one or more policyholders of Travelers P&C, allege that the plaintiffs were injured or damaged as a result of either alleged waste disposal or the alleged release of deleterious substances from ongoing business operations which have taken place near the plaintiffs' residences. Claims of this nature have historically been considered in the level of TAP's environmental reserves. To date, Travelers P&C has resolved environmental-related claims on behalf of 1,628 policyholders.

      The Company is preparing a claims system conversion which when completed will apply Travelers P&C's method of establishing claim files to Aetna P&C's environmental-related claims. The Company anticipates that this process should be completed in 1997. As of December 31, 1996, Aetna P&C had pending environmental-related claims tendered by approximately 948 active policyholders. Approximately 129 of these 948 active policyholders are also included in the 664 active Travelers P&C policyholders. Aetna P&C's policyholders, like those of Travelers P&C, have tendered both EPA-type claims and individual claims alleging injury or damage as a result of the discharge of wastes or pollutants. To date, Aetna P&C has resolved environmental-related claims on behalf of 1,870 policyholders.

      To date, the Company generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. In addition, with respect to settlement of many of the environmental claims, the agreement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for future environmental liabilities risks. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability risks. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

      ASBESTOS CLAIMS

      In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to the 1980s. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage.

      Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. In addition, various insurers, including the Company, remain defendants in an action brought in Philadelphia regarding potential consolidation and resolution of future asbestos bodily injury claims.

      In summary, various classes of asbestos defendants, such as major product manufacturers, peripheral and regional product defendants as well as premises owners, are tendering asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis.

      The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined. The varying defense and indemnity payments made by the Company on behalf of its insureds have also precluded the Company from deriving any meaningful data by which it can predict whether its defense and indemnity payments for asbestos claims (on average or in the aggregate) will remain the same or change in the future. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

      At December 31, 1996, asbestos claims reserves of the Company were $1.073 billion, net of reinsurance of $370 million. Approximately 25% of the net aggregate reserve (i.e., approximately $263 million) is for pending asbestos claims. The balance, approximately 75% (i.e., approximately $810 million), of the net asbestos reserves represents incurred but not yet reported losses for which the Company has not received any specific claims.

      UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

      It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

      For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying claims. The unique facts presented in each claim are evaluated individually and collectively. Due consideration is given to the many variables presented in each claim, as discussed above.

      The following factors are evaluated in projecting the ultimate reserve for asbestos-related claims: available insurance coverage; limits and deductibles; an analysis of each policyholder's potential liability; jurisdictional involvement; past and projected future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance, and applicable coverage defenses, if any. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for a policyholder by policy year, a ceded projection is calculated based on any applicable facultative and treaty reinsurance. In addition, a similar review is conducted for asbestos property damage claims. However, due to the relatively minor claim volume, these reserves have remained at a constant level.

      As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1996 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the environment surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

      CUMULATIVE INJURY OTHER THAN ASBESTOS

      Cumulative injury other than asbestos ("CIOTA") claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. Such potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

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

      At December 31, 1996, CIOTA claims reserves of the Company were $1.114 billion, net of reinsurance of $446 million. Approximately 19% of the net aggregate reserve (i.e., approximately $215 million) is for pending CIOTA claims. The balance, approximately 81% (i.e., approximately $899 million), of the net CIOTA reserves represents incurred but not yet reported losses for which the Company has not received any specific claims.

INSURANCE POOLS

      Most of the Company's insurance subsidiaries are members of one of three separate intercompany property and casualty reinsurance pooling arrangements: the Travelers Indemnity pool, the Aetna Insurance pool and the Gulf pool. Each of these insurance pools permits the participating companies to rely on the capacity of the entire pool rather than on its own capital and surplus. Under the arrangements of each insurance pool, the members share substantially all insurance business that is written and prorate the combined premiums, losses and expenses.

RATINGS

      Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. These ratings are based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time. Ratings focus primarily on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, market segment position and growth opportunities, marketing, sales conduct practices, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

      The following table summarizes the current claims-paying and financial strength ratings of the Company's property-casualty insurance pools and Aetna Casualty and Surety Company of America ("Aetna C&S of America") by A. M. Best, Duff & Phelps Corp. ("Duff & Phelps"), Moody's Investor's Service Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The table also presents the position of each rating in the applicable agency's rating scale.

                                                                                        STANDARD &
                                  A.M. BEST       DUFF & PHELPS        MOODY'S              POOR'S
                                -------------     --------------    -------------     -------------
Travelers Indemnity pool(1)     A  (3rd of 15)    AA- (4th of 18)   A1 (5th of 19)    A+ (5th of 18)
Aetna Insurance pool (2)        A- (4th of 15)    A+  (5th of 18)   A1 (5th of 19)    A+ (5th of 18)
Gulf pool (3)                   A+ (2nd of 15)           --               --          AA (3rd of 18)
Aetna C&S of America            A  (3rd of 15)    A+  (5th of 18)   A1 (5th of 19)    A+ (5th of 18)

-------------------
(1)The Travelers Indemnity pool consists of Travelers Indemnity, The Phoenix Insurance Company, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Missouri, The Travelers Indemnity Company of Illinois, TravCo Insurance Company and The Travelers Home and Marine Insurance Company.

(2)The Aetna Insurance pool consists of Aetna Casualty, Standard Fire, Aetna Casualty & Surety Company of Illinois, The Farmington Casualty Company, The Automobile Insurance Company of Hartford, Connecticut, Aetna Casualty Company of Connecticut, Aetna Commercial Insurance Company, Aetna Insurance Company, Aetna Insurance Company of Illinois and Aetna Personal Security Insurance Company.

(3)The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company, Atlantic Insurance Company and Gulf Group Lloyds.

INVESTMENTS

      Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate.

      The Company's investment policies are determined by its Board of Directors and are reviewed on a regular basis. At December 31, 1996, the carrying value of the Company's investment portfolio was $29.4 billion, of which 91.1% was invested in fixed maturity investments and short-term investments, 4.0% in mortgage loans and real estate held for sale, 2.6% in common stocks and other equity securities and 2.3% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.3 years at such date. Non-investment grade securities totaled $599 million, representing approximately 2.4% of the Company's fixed maturity investment portfolio as of December 31, 1996.

      For additional information regarding these investment portfolios, see Note 4 of Notes to Consolidated Financial Statements, the discussion of Investment Portfolio in Item 7 of this Form 10-K and Note 3 of Notes to the 1995 Combined Financial Statements of Aetna P&C.

      The following table sets forth information regarding the investments of the Company. It reflects the average amount of investments, net investment income earned and the yield thereon for the years ended December 31, 1996, 1995 and 1994. The table includes information on the investments of Aetna P&C for periods prior to April 2, 1996 (the date of the Acquisition). See Note 4 of Notes to Consolidated Financial Statements and Note 3 of Notes to the 1995 Combined Financial Statements of Aetna P&C for information regarding the investment portfolio of the Company.

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------------
                                          1996            1995             1994
                                       ---------        ---------        ---------
                                               (Dollars in millions)
Average investments                    $28,018.7        $24,824.9        $24,068.0
Net investment income                  $ 1,898.6        $ 1,611.8        $ 1,397.3
Average yield (1)                            7.2%             6.4%             6.0%
Average tax equivalent yield (1)             7.7%             6.9%             6.5%
Average tax equivalent yield
excluding real estate (1)                    7.6%             6.8%             6.3%

---------
(1)    Excluding realized and unrealized capital gains and losses.

      MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE

      At December 31, 1996, the mortgage loan and real estate held for sale portfolios of the Company consisted of approximately $1.0 billion and $157 million, respectively. The 1996 increase in mortgage loans and real estate held for sale is primarily attributable to the Acquisition.

      Management evaluates the real estate portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

      The following table summarizes by property type the mortgage loan portfolio and real estate held for sale included in the investment portfolio of the Company as of December 31, 1996, 1995 and 1994. For informational purposes only, the table includes the investments of Aetna P&C for all periods presented.

                   ----------------------------     ---------------------------
                          MORTGAGE LOANS                  REAL ESTATE
                   ----------------------------     ---------------------------
                                      (Dollars in millions)
                     1996      1995       1994      1996      1995      1994
                   --------  --------  --------     ------     ------    ------
Property Type:
Commercial:
   Office          $  503.4  $  591.0  $  764.2    $  69.2   $  139.7  $  133.1
   Apartment          181.6     243.3     269.1        7.7        4.8      19.8
   Hotel               26.6      74.4     147.0       35.8       56.8      46.3
   Retail             210.8     285.4     415.8       19.6       20.2      24.4
   Industrial          47.8      51.9      55.6       21.9       22.6      22.2
   Other               26.0      52.1      62.7        0.6       41.5      38.5
                   --------  --------  --------     ------     ------    ------
Total commercial      996.2   1,298.1   1,714.4      154.8      285.3     284.3
Agriculture             9.4      20.8      26.3        1.9        2.2       7.4
Residential             -         -         7.3        -          -         0.2
Less:  valuation
  reserve (1)           -       (44.4)    (58.5)       -          -         -
                   --------  --------  --------     ------     ------    ------
Total              $1,005.6  $1,274.5  $1,689.5     $156.7     $287.5    $291.9
                   ========  ========  ========     ======     ======    ======

---------------------

(1) In 1996, reflects purchase accounting adjustments related to the Acquisition.

      For additional information regarding the mortgage loan and real estate held for sale portfolios of the Company, see Note 4 of Notes to Consolidated Financial Statements and Notes 3 and 15 of Notes to the 1995 Combined Financial Statements of Aetna P&C. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties. The Company's combined unscheduled payments and sales of mortgage loans were $163 million in 1996 and $227 million in 1995. The average remaining life of the mortgage portfolio is five years.

      DERIVATIVES

      See Note 12 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to derivatives of the Company.

COMPETITION

      The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, captive agents and/or salaried employees). There are approximately 3,400 property-casualty insurance companies in the United States. Of those companies, approximately 800 operate in all or most states and write the vast majority of the business in the industry while approximately 2,600 offer one or more personal or commercial lines property-casualty products similar to those marketed by the Company. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, large deductibles, risk-purchasing groups, risk-retention groups and captive companies.

      COMMERCIAL LINES. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size. The industry is comprised of small local firms, large regional firms and large national firms, as well as self-insurance programs or captive insurers. Market competition works to set the price charged for insurance products and the level of service provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

      The National Accounts market is highly competitive. Competition is based primarily on quality and service and, to a lesser extent, on the basis of price. National Accounts business is generally written through national brokers and regional agents. The Company also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on quality of service and price. The Company has emerged as the largest assigned risk plan service insurer in the industry with approximately 28% of the market in 1996.

      The Commercial Accounts market is highly competitive. Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, reduced overhead and improved efficiency through automation and response time to customer needs are key to success in this market.

      The Construction market has become a focused industry segment for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offering and claims service. The Company utilizes its specialized underwriters and engineers who have extensive experience and knowledge of the construction industry to work with agents and brokers to compete effectively in this market.

      The Select Accounts market is highly competitive and is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property-casualty insurance companies compete in the Select Accounts market which is generally comprised of low risk, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Company has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, competitive prices and efficient automated environments.

      The market in which Specialty Accounts competes includes small to mid-sized niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, low expense levels and broad product offering base. Bond Specialty's reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond products to customers of National Accounts, Commercial Accounts, Select Accounts and through other Travelers Group units provides further competitive advantages for the Company.

      PERSONAL LINES. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their expense structure or because they specialize in providing coverage to particular risk groups. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on the level of service, including claims handling, level of automation and the development of long-term relationships with the individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, the direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines is pursuing a number of initiatives to broaden its distribution of Personal Lines products, including marketing through the PFS sales force, marketing to affinity groups and establishing co-marketing arrangements with other insurers.

REGULATION

      STATE REGULATION

      The Company's insurance subsidiaries are subject to regulation and supervision in the various states and jurisdictions in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance of each state. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

      At the present time, the Company's insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands, as well as Canada and the United Kingdom.

      Although the Company is not regulated as an insurance company, it is the owner of the capital stock of its insurance subsidiaries and as such is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of its insurance subsidiaries. All holding company statutes, as well as certain other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes, as well as certain other laws, also require, among other things, prior approval of an acquisition of control of a domestic insurer and the payment of extraordinary dividends or distributions.

      The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. As a holding company whose principal assets are the capital stock of Travelers Indemnity, Aetna Casualty and Standard Fire, the Company relies primarily on dividends from these subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders and corporate expenses. The ability of these subsidiaries to pay dividends to the Company in the future will depend on their statutory surplus, future earnings and regulatory restrictions. Dividend payments to the Company from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department.

      The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

      Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by certain insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Most of these payments are recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of the Company's insurance subsidiaries to recover such assessments through tax credits. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments may increase or decrease in the future depending upon the rate of insolvencies of insurance companies.

      The Company also participates in FHCF, which is a state-mandated catastrophe reinsurance fund that provides reimbursement to insurers for a portion of their future catastrophic hurricane losses. FHCF is primarily funded by premiums from the insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance in Florida, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida.

      The Company's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. The underwriting results of these pools traditionally have been unprofitable, although the effect of their performance has been partially mitigated in certain lines of insurance by the states' allowance of increases in rates for business voluntarily written by pool participants in such states. Combined earned premiums related to such pools and assigned risks for the Company were $379 million, $315 million and $509 million in 1996, 1995 and 1994, respectively. The related combined underwriting losses for the Company were $39 million, $152 million and $300 million in 1996, 1995 and 1994, respectively.

      Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions governing relationships among insurance companies and agents, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

      INSURANCE REGULATIONS CONCERNING CHANGE OF CONTROL

      Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. The Company owns, directly or indirectly, all of the shares of stock of certain property and casualty insurance companies domiciled in the States of Connecticut, Florida, Georgia, Illinois, Indiana, Massachusetts, Missouri, New Jersey and Texas. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of Common Stock representing 10% or more of the voting power of the Company will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by such purchaser in each insurance subsidiary's state of domicile, the relevant Insurance Commissioner determines otherwise. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

      Certain insurance subsidiaries of the Company are authorized to conduct insurance business in the United Kingdom. Authorized insurers in the United Kingdom are subject to certain change of control restrictions in the Insurance Companies Act of 1982 which require the approval of The Department of Trade and Industry if any person is to become a "controller" (which is defined as a person entitled to exercise control of 15% or more of the voting power) of an authorized insurance company.

      Certain other insurance subsidiaries of the Company are authorized to conduct insurance business in Canada. Authorized insurers in Canada are subject to certain change of control restrictions in Section 407 of the Insurance Companies Act, which requires the approval of the Minister of Finance if any person acquires a "significant interest" (beneficial ownership, directly or through one or more entities controlled by such person, of 10% of the outstanding shares of such Company) in an authorized insurance company.

      Such requirements may deter, delay or prevent certain transactions affecting the control of or the ownership of Common Stock, including transactions that could be advantageous to the stockholders of the Company.

      Insurance Regulatory Information System

      The NAIC has developed a set of financial relationships or "tests" called the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies that may require special attention by insurance regulatory authorities. These tests were developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering twelve categories of financial data with defined "usual ranges" for each category.

      Falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

      In each of the last three years, certain of the Company's insurance subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1996.

      For 1996, Travelers Indemnity did not have any IRIS ratios outside the usual range. However, both the two-year overall operating ratio and the two-year reserve development to surplus ratios were outside the usual range for Aetna Casualty and Standard Fire because of actions taken during 1996 and 1995 to strengthen reserves for environmental and asbestos-related claims. In addition, the change in writings ratio produced an unusual value for Standard Fire and the estimated current reserve deficiency to surplus ratio was outside the usual range for Aetna C&S of America, both as a result of management's decision in 1995 to combine its two intercompany pooling arrangements (one for Personal Lines and one for Commercial Lines) into one pool. If these two ratios were recalculated to have all items reflect the new agreement, the ratios would not produce unusual values. Concurrent with the change in the intercompany pooling arrangements, capital was reallocated among Aetna P&C insurers, which resulted in an unusual value in the change in surplus ratio for Standard Fire.

      The following table sets forth information regarding the premium to surplus ratios of the Company. For informational purposes only, the table includes Aetna P&C for all periods presented.


          SCHEDULE OF PREMIUM TO SURPLUS RATIOS (STATUTORY BASIS)(1)


                                        YEAR ENDED DECEMBER 31,
                                    -------------------------------
                                     1996         1995         1994
                                     ----         ----         ----
                                          (Dollars in millions)

Net written premiums                $7,343       $7,701       $7,981
Capital and surplus                  5,423        5,231        4,659
Ratio of net written premiums
to capital and surplus               1.35x        1.47x        1.71x

------
(1)    Including accident and health business.


      RISK-BASED CAPITAL (RBC) REQUIREMENTS

      In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and
(iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth. Pursuant to the law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

      The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the relevant Insurance Commissioner to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, at December 31, 1996, the RBC ratios of the Company's insurance subsidiaries were in excess of levels that would require company or regulatory action.

      The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1996, all of the Company's property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

      FEDERAL REGULATION

      Although the federal government does not directly regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. Legislation has been introduced in Congress during the past several sessions that, if enacted, would result in substantially greater federal regulation of the insurance business. Current and proposed federal measures that may affect the property and casualty industry may include possible changes to CERCLA and the tax laws governing property and casualty insurance companies, proposed limits to product liability lawsuits and other tort reform proposals. In addition, proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks.

      It is not possible to predict whether such proposed legislation will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

CORPORATE AND OTHER OPERATIONS

      In addition to its two business segments, the Company's Corporate and Other segment consists primarily of financing costs associated with the Acquisition.

OTHER INFORMATION

      GENERAL BUSINESS FACTORS

      In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

      At December 31, 1996, the Company had approximately 20,600 full-time and 670 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

      SOURCE OF FUNDS

      For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Note 7 of Notes to Consolidated Financial Statements.

      TAXATION

      For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8 of Notes to Consolidated Financial Statements.

      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      For financial information regarding industry segments of the Company, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 3 of Notes to Consolidated Financial Statements.

      EXECUTIVE OFFICERS OF THE COMPANY

      The current executive officers of the Company are indicated below. Ages are given as of March 5, 1997.

                                                                      Officer
Name                   Age    Positions                                Since
----                   ---    ---------                               -------

Robert I. Lipp         58     Chairman of the Board, President and     1996
                                Chief Executive Officer
Jay S. Fishman         44     Vice Chairman and Chief Administrative   1996
                                Officer; President and Chief Operating
                                Officer - Commercial Lines
Stanton F. Long        55     Vice Chairman                            1997
Jon C. Madonna         53     Vice Chairman                            1997
Charles J. Clarke      61     Chairman and Chief Executive Officer -   1996
                                 Commercial Lines
Joseph P. Kiernan      56     Chairman and Chief Executive Officer -   1996
                                 Bond
Robert P. Restrepo,    46     Chairman and Chief Executive Officer -   1996
Jr.                              Personal Lines


                                                                      Officer
Name                   Age    Positions                                Since
----                   ---    ---------                               -------

Ronald E. Foley        51     Chairman and Chief Executive Officer -   1996
                                 Risk Management
William P. Hannon      48     Chief Financial Officer                  1996
Glenn D. Lammey        35     Senior Vice President                    1996
James M. Michener      44     Senior Vice President, General           1996
                              Counsel and Secretary
Thomas P. Shugrue      39     Vice President and Chief Accounting      1996
                                 Officer

      Mr. Lipp has been Chairman of the Board, President and Chief Executive Officer of the Company since January 1996. Mr. Lipp has been a director of Travelers Group since 1991 and is a Vice Chairman of Travelers Group. Mr. Lipp has been Chairman of the Board and Chief Executive Officer of The Travelers Insurance Group Inc. since December 1993. From 1991 to 1993, he was Chairman and Chief Executive Officer of Travelers Group's Consumer Finance Services group. From April 1986 through September 1991, he was an Executive Vice President of Travelers Group and its corporate predecessor. Prior to joining Travelers Group in 1986, he was a President and a director of Chemical New York Corporation and Chemical Bank where he held senior executive positions for more than five years prior thereto. Mr. Lipp is a director of The New York City Ballet, Wadsworth Atheneum and the Massachusetts Museum of Contemporary Art and Chairman of Dance-On Inc., a private foundation.

      Mr. Fishman has been President and Chief Operating Officer of Commercial Lines since October 1996. In addition, he has been Vice Chairman and Chief Administrative Officer of the Company since January 1996. Mr. Fishman has served as Senior Vice President of Travelers Group since October 1991. He has also served as Vice Chairman of TIGI since September 1995 and as Chief Financial Officer of that company since December 1993. Mr. Fishman was Treasurer of Travelers Group from 1991 to December 1993. Prior thereto, he held various other positions with Travelers Group and its subsidiaries since 1989, when he joined that company from Shearson Lehman Brothers Inc., where he was Senior Vice President of Merchant Banking.

      Mr. Long was elected Vice Chairman of the Company in January 1997. Prior to joining the Company, Mr. Long was Vice President of American International Group since 1992. From 1988 to 1992, he was President and Chief Executive Officer of SAIF Corporation. Prior to his association with SAIF Corporation in 1988, Mr. Long was an attorney in private practice for 20 years.

      Mr. Madonna joined the Company in February 1997 as Vice Chairman and also serves as Vice Chairman of Travelers Group. Prior to joining the Company, Mr. Madonna was Chairman of KPMG International since October 1995. From 1990 to 1996, he was Chairman and Chief Executive Officer of KPMG Peat Marwick LLP.

      Mr. Clarke has been Chairman and Chief Executive Officer--Commercial Lines of the Company since January 1996. From 1990 to January 1996, Mr. Clarke was Chairman of Commercial Lines of Travelers P&C. Prior thereto, Mr. Clarke was Senior Vice President of the National Accounts and the Reinsurance business units of Travelers P&C. Mr. Clarke has served in several positions at Travelers P&C since 1958.

      Mr. Kiernan has been Chairman and Chief Executive Officer--Bond of the Company since March 1996. From 1989 to March 1996, Mr. Kiernan was Vice President of Aetna's bond business and has worked in the bond business lines at Aetna since 1963. From June 1995 to March 1996, Mr. Kiernan was Vice President of Standard Commercial Accounts of Aetna.

      Mr. Restrepo has been Chairman and Chief Executive Officer--Personal Lines of the Company since March 1996. Mr. Restrepo was Senior Vice President of the Personal Auto and Homeowners business units of Aetna from 1995 to 1996 and was head of the Homeowners business unit of Aetna from 1993 to 1996. Prior thereto, Mr. Restrepo served in a variety of property/casualty business areas of Aetna.

      Mr. Foley has been Chairman and Chief Executive Officer--Risk Management of the Company since January 1996. Mr. Foley served as Chairman of Personal Lines of Travelers P&C from 1994 until his present appointment and from 1987 to 1991 and served as Chief Financial Officer of The Travelers Corporation from 1991 through 1993.

      Mr. Hannon has been Chief Financial Officer of the Company since January 1996. Prior to joining the Company, Mr. Hannon served as Deputy Managing Partner of the Financial Services practice of KPMG Peat Marwick LLP, which he joined in 1969, and also served as a member of the firm's Securities and Exchange Commission reviewing partner's committee.

      Mr. Lammey has been Senior Vice President of the Company since October 1996. Mr. Lammey served as Vice President of Travelers P&C from 1992 until his present appointment and has served in several positions at Travelers P&C since 1988.

      Mr. Michener has been Senior Vice President, General Counsel and Corporate Secretary of the Company since July 1996. Prior to joining the Company, Mr. Michener was General Counsel of The MetraHealth Companies, Inc. from January 1995 to October 1995 and Deputy General Counsel of United HealthCare Corporation from October 1995 to May 1996. From August 1977 to December 1994, Mr. Michener served in several positions at TIGI.

      Mr. Shugrue has been Vice President and Controller of the Company since October 1996 and Chief Accounting Officer of the Company since November 1996. Mr. Shugrue has served in several positions at TIGI since 1983.

GLOSSARY OF INSURANCE TERMS


Accident year.................   The annual accounting period in which loss
                                 events occurred, regardless of when the losses
                                 are actually reported, booked or paid.

Adjusted unassigned surplus...   Unassigned surplus as of the most recent
                                 statutory annual report reduced by twenty-five
                                 percent of that year's unrealized appreciation
                                 in value or revaluation of assets or unrealized
                                 profits on investments, as defined in such
                                 report.

Admitted insurer..............   A company licensed to transact insurance
                                 business within a state.

Alternative market............   The segment of the insurance market which has
                                 developed in response to volatility in cost and
                                 availability of traditional commercial
                                 insurance coverage and consists of various risk
                                 financing mechanisms, including self insurance,
                                 captive insurance companies, risk retention
                                 groups and residual market business.

Annuity.......................   A contract that pays a periodic income benefit
                                 for the life of a person (the annuitant), the
                                 lives of two or more persons or for a specified
                                 period of time.

Assigned risk pools...........   Reinsurance pools which cover risks for those
                                 unable to purchase insurance in the voluntary
                                 market because the risk is too great or rate
                                 inadequacy has reduced the supply of insurance.
                                 The costs of the risks associated with these
                                 pools are charged back to insurance carriers in
                                 proportion to their direct writings.

Assumed reinsurance...........   Insurance liabilities acquired from a ceding
                                 company.

Assumption reinsurance........   A transaction whereby the ceding company
                                 transfers its entire obligation under the
                                 policy to the reinsurer, who becomes directly
                                 liable to the policyholder in all respects,
                                 including collecting premiums and paying
                                 benefits. See "Reinsurance."

Attachment point..............   The amount of losses above which excess of loss
                                 reinsurance becomes operative.

Broker...................  One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity.................  The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Captive company..........  An insurance company formed to insure the risks of its parent entity or entities.

Case reserves............  Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance.......  Insurance which is primarily concerned with the losses caused by injuries to third persons (i.e., not the insured) and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers'
                           liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe..............  A severe loss, usually involving risks such as fire, earthquake, windstorm, explosion and other similar events.

Catastrophe loss.........  Loss and directly identified loss adjustment expenses from catastrophes.

Catastrophe reinsurance..  A form of excess of loss property reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover."

Cede; ceding company.....  When an insurer reinsures its liability with another insurer (a "cession"), it
                           "cedes" business and is referred to as the "ceding company."

Ceded reinsurance........  Risks transferred to another company as reinsurance.  See "Reinsurance."

Claim....................  Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expense.  See "Loss adjustment expense."

Claims and claim
     adjustment expense..  See "Loss and loss adjustment expenses."

Claims and claim
     adjustment
     expense reserves....  See "Loss reserves."

Clash cover..............  An excess of loss agreement with a retention higher than the limits on  any one reinsured policy. The agreement is thus only exposed to loss when two or more policies (perhaps from different lines of business) are involved  in a common occurrence in an amount greater than the clash cover retention.  Also known as contingency cover.

Combined ratio...........  The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Commercial lines.........  The various kinds of insurance which are written for businesses.

Commutation agreement....  An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed
                           upon amount in exchange for a complete discharge of
                           all obligations, including future obligations,
                           between the parties for reinsurance losses incurred.

Deductible...............  The amount of loss that an insured retains.

Deferred acquisition
     costs ..............  Commissions and premium taxes, which vary with and are primarily related to the production of new business, are deferred and
                           amortized to achieve a matching of revenues and
                           expenses when reported in financial statements
                           prepared in accordance with GAAP.

Direct written premiums..  The amounts charged by a primary
                           insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract.

Earned premiums or
     premiums earned.....  That portion of property-liability premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both SAP and GAAP.

Excess liability.........  Additional casualty coverage above the first layer.

Excess of loss
     reinsurance ........  Reinsurance that indemnifies the
                           reinsured against all or a specified portion of
                           losses under reinsured policies in excess of a
                           specified dollar amount or "retention."

Expense ratio............  See "Underwriting expense ratio."

Extra contractual
    obligations losses...  Losses incurred by an insurer, beyond those that would have been incurred as specified in the insurance agreement with an insured, due to monetary awards required by a court of law against the insurer for its negligence to or bad faith in dealing with its insured.

Facultative reinsurance..  The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fidelity and surety
    programs ............  Insurance which guarantees performance of an obligation or indemnifies for loss due to embezzlement or wrongful abstraction of money,
                           securities or other property.

Guaranteed cost products.  An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.

Guaranty fund............  State-regulated mechanism which is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer's obligations to policyholders.

Incurred but not reported
     ("IBNR") reserves...  Reserves for estimated losses and LAE which have been incurred but not yet reported to the insurer.

Indemnity reinsurance....  A transaction whereby the reinsurer agrees to indemnify the ceding company against all or
                           part of the loss that the latter may sustain under
                           the policies it issued that are being reinsured. The
                           ceding company remains primarily liable as the direct
                           insurer on all risks ceded. See "reinsurance."

Inland marine............  A broad type of insurance generally covering articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit (generally other than transoceanic) and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

IRIS ratios..............  Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy..  An insurance policy where the
                           customer assumes at least $25,000 or more of each loss.

Loss.....................  An occurrence that is the basis for submission and/or payment of a claim.
                           Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expense
     ("LAE").............  The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio.......  For SAP it is the ratio of incurred losses and loss adjustment expenses to net premiums earned.  For GAAP it is the ratio of incurred losses and loss adjustment expenses to net premiums earned plus fee income.

Loss reserves............  Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay  in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Losses and loss adjustment
     expenses............  The sum of losses incurred and loss adjustment expenses.

Losses incurred..........  The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses includes a provision
                           for IBNR.

Multi-peril policies.....  Refers to policies which cover both property and third party liability exposures.

National Association
     of Insurance
     Commissioners
     ("NAIC")............  An organization of the insurance commissioners or directors of all 50 states and the District of Columbia organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums.....  Direct written premiums plus assumed reinsurance less premiums ceded to reinsurers.

Non-admitted coverage....  Insurance coverage written in a given state by an insurer not licensed in that state.

Novation.................  A transaction in which the original direct insurer's obligations are completely extinguished, resulting in no further exposure to loss arising on the business novated.

Personal lines...........  Types of insurance written for individuals or families, rather than for businesses.

Pool.....................  An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed percentages.

Premium equivalents......  Premium equivalents represent estimates of premiums that customers would have been charged under a fully insured arrangement, based on expected losses associated with non-risk-bearing components of each account, as determined in the pricing process. Premium equivalents are indicative of the volume of business handled by an insurer in servicing relationships. Premium equivalents do not represent actual premium revenues.

Premiums.................  The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Producer.................  Contractual entity which directs insureds to the insurer for coverage.  See
                           "Broker."

Property insurance.......  Insurance that provides coverage to a person with an insurable interest in tangible
                           property for that person's property loss, damage or
                           loss of use.

Quota share reinsurance..  Reinsurance wherein the insurer
                           cedes an agreed fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rate of renewal/retention
     ratio...............  Current period renewal accounts or policies as a percentage of expired accounts or policies.

Rates....................  Amounts charged per unit of insurance.

Reinsurance..............  The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to such insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability assumed by the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement....  A contract specifying the terms of a reinsurance transaction.

Residual market
     (involuntary
     business)...........  Insurance market which provides coverage for risks unable to purchase insurance in the voluntary market either because the risk is too great or rate inadequacy has reduced the supply of insurance. Residual markets are frequently created by state legislation either because of lack of available coverage such as property coverage in a windstorm prone area or protection of the accident victim as in the case of workers' compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers'
                           voluntary market shares for the type of coverage involved.

Retention................  The amount of exposure an insurance company retains on any one risk or group of risks.

Retrospective premiums...  Premiums related to retrospectively rated policies.

Retrospective rating.....  A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Risk-based capital
    ("RBC") .............  A measure adopted by the NAIC for
                           assessing the minimum statutory capital and surplus
                           requirements of insurers.

Risk retention...........  The amount or portion of a risk an insurer retains for its own account after ceded reinsurance. Losses above the stated retention level are collectible from the reinsurer. The retention level may be stated as a percentage or dollar amount.

Salvage..................  The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.

Second injury fund.......  The employer of an injured, impaired worker is responsible only for the workers'
                           compensation benefit for the most recent injury; the second injury fund would cover the cost of any additional benefits for aggravation of a prior condition.
                           The cost is shared by the insurance industry, funded through assessments to insurance companies based on either premiums or losses.

Self-insured retentions..  That portion of the risk retained by a person for its own account.

Servicing carrier........  An insurance company that provides, for a fee, various services including policy
                           issuance, claims adjusting and customer service for
                           insureds in a reinsurance pool.

Standard policy forms....  Self-contained pre-printed policy language used when a large number of insureds face similar loss exposures.

Statutory accounting
     practices ("SAP")...  The rules and procedures prescribed or permitted by United States state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus........  As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet.  Statutory surplus is also referred to as "surplus" or
                           "surplus as regards policyholders" for statutory accounting purposes.

Structured settlements...  Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation..............  A principle of law incorporated in insurance policies, which enables an insurance company, after paying a loss to its insured, to recover the amount of the loss from another who is legally liable for it.

Third party liability....  A liability owed to a claimant (or "third party") who is not one of the two parties to the insurance contract.  Insured liability claims are referred to as third party claims.

Treaty reinsurance.......  The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of  all such type or category of risks originally written by the  primary insurer or reinsured.

Umbrella coverage........  A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered
                           by the usual liability policies.

Unassigned funds
    (surplus) ...........  The undistributed and unappropriated amount of statutory surplus.

Underwriter..............  An employee of an insurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting.............  The insurer's or reinsurer's process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of such coverage.

Underwriting expense
      ratio .............  For SAP it is the ratio of underwriting expenses incurred to net premiums written. For GAAP
                           it is the ratio of underwriting expenses incurred to
                           net premiums written plus fee income.

Underwriting profit or
     underwriting loss...  The pre-tax profit or loss experienced by a property and casualty insurance company after deducting loss and loss adjustment expenses and operating expenses from net earned premiums. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium.........  The portion of premiums written that is allocable to the unexpired portion of the policy term.

Voluntary market.........  The market in which a person seeking insurance obtains coverage without the assistance of
                           residual market mechanisms.

Wholesale broker.........  An independent or exclusive agent that represents both admitted and non admitted insurers in market areas which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers' compensation....  A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for
                           work-related injuries, deaths and diseases,
                           regardless of fault.

ITEM 2.  PROPERTIES.

      The Company's executive offices are located in Hartford, Connecticut. The Company rents from an affiliate of Travelers Group approximately 1,030,000 square feet of office space in Hartford, Connecticut, under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by the Company for additional five-year terms. Under certain circumstances, the Company may be required to purchase the leased premises. In addition, the Company leases 302 field offices totaling approximately 6,650,000 square feet throughout the United States under leases or subleases with third parties. The Company also rents from Aetna approximately 373,000 square feet of office space at City Place, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004, and approximately 225,000 square feet of office space in Windsor, Connecticut, under a two-year lease that expires in 1998 and is renewable by the Company for up to two additional three-year terms.

      The Company owns an office building with approximately 267,000 square feet of office space in Tampa, Florida, of which it occupies approximately 125,000 square feet.

      The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

      In the ordinary course of business, the Company receives claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances. The environment surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

      For information concerning a case involving the enforcement of certain reinsurance contracts with Lloyd's, see the description that appears in the fifth full paragraph on page 90 of the Company's Prospectus dated April 22, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. Hearings before the American Arbitration Association began in the second half of 1996 and are expected to continue into the second quarter of 1997.

      For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated April 22, 1996, the first paragraph on page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In NC Steel, Inc. v. NCCI, plaintiffs and defendants have appealed to the North Carolina State Supreme Court. In November 1996, Amundson & Associates Art Studio v. NCCI, et al. was removed to the U.S. District Court for the District of Kansas. In December 1996, a purported class action entitled Forman, Inc. v. NCCI, et al. was filed in Chancery Court, Marion County, Tennessee, with allegations similar to those in NC Steel and seeking unspecified monetary damages. In January 1997, two additional purported class actions, each entitled El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al., were filed in Chancery Court, Davidson County, Tennessee, and Superior Court, Richmond County, Georgia, respectively, with allegations similar to those in Weatherford Roofing Company v. Employers National Insurance Company, which was settled in mid-1996. Plaintiffs seek unspecified monetary damages. In February 1997, one action was removed to the U.S. District Court for the Middle District of Tennessee and the other action was removed to the U.S. District Court for the Southern District of Georgia. Also in January 1997, a purported class of Texas workers' compensation insureds filed a petition to intervene in a lawsuit pending since 1995 in District Court, Travis County, Texas, entitled Travelers Indemnity Company of Connecticut v. Texas Workers Compensation

Insurance Facility. The pending lawsuit arose out of a fee dispute between certain subsidiaries of the Company and the administration of the Texas assigned risk pool. The proposed class challenges both the fees paid to servicing carriers for the pool from 1991 to 1993 and certain premium calculations on certain workers' compensation policies from 1991 forward. The Company believes it has meritorious defenses to these actions and intends to contest the allegations.

      For information concerning the appeal of a Memorandum of Decision issued by the Connecticut Department of Insurance approving the acquisition by the Company of Aetna P&C, see the description that appears in the second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. In October 1996, the court dismissed the appeal. Plaintiffs have appealed the dismissal.

      The Company is involved in numerous other lawsuits (other than environmental and asbestos claims) arising, from the most part, in the ordinary course of its business operations either as a liability insurer defending third-party claims brought against its insureds or as an insurer defending coverage claims brought against it. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. See "Business -- Environmental, Asbestos and Cumulative Injury Claims," Note 13 of Notes to Consolidated Financial Statements and Note 14 of Notes to the 1995 Combined Financial Statements of Aetna P&C.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Pursuant to an action by written consent of TIGI, dated February 19, 1997, the Company was authorized to amend and restate Article FIRST of its Restated Certificate of Incorporation to change its corporate name to Travelers Property Casualty Corp. The consent was signed by the holder of 328,020,170 shares of the Company's Class B Common Stock, representing approximately 82% of the Company's outstanding common stock and approximately 98% of the total voting power of the outstanding common stock. Through this consent, 3,280,201,700 votes were cast for the amendment. No other votes were cast.

      The action by written consent was taken in accordance with the terms of the Company's Restated Certificate of Incorporation and Delaware law and prompt notice thereof was provided to all stockholders. The name change was effective March 7, 1997, upon filing of the Certificate of Amendment to the Company's Restated Certificate of Incorporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

      The Company's Class A Common Stock is listed on the NYSE under the symbol "TAP." There is no established public trading market for the Company's Class B Common Stock. The high and low sale prices, as reported on the consolidated transaction reporting system, for the Class A Common Stock for the periods indicated, and the dividends per share, are set forth below.

                                             1996                      1997
                                 ------------------------------      -------
                                  2ND Q*     3RD Q       4TH Q       1ST Q**
                                 -------    -------     -------      -------
Class A Common
Stock Price

High                             $28.500    $29.375     $36.000      $39.500
Low                              $26.000    $23.125     $28.000      $33.750

Dividends per
Share of Class A
Common Stock                                $  .075     $  .075      $  .075

-------------------
*  Since April 23, 1996.
** Through March 5, 1997.

      At March 5, 1997, the Company had approximately 300 holders of record of its Class A Common Stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. At March 5, 1997, TIGI was the sole holder of record of the Company's Class B Common Stock.

      For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA.

      See "Five-Year Summary of Selected Financial Data" on page 17 of the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1996 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 54 of the 1996 Annual Report, which material is included as part of
Exhibit 13 to this Form 10-K.

      The combined financial statements of Aetna P&C as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related report of Independent Accountants, are included as Exhibit 99.01 to this Form 10-K and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 23, 1997, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

ITEM 11.    EXECUTIVE COMPENSATION.

      See the material under the caption "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

      See the material under the captions "Voting Rights", "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See the material under the captions "Election of Directors" and "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

   (a)   Documents filed as a part of the report:

     (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. Also filed as a part of this report are the combined financial statements of Aetna P&C as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related report of Independent Accountants. See Exhibit 99.01.

      (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

      (3)  Exhibits:

           See Exhibit Index.

   (b)   Reports on Form 8-K:

         On October 8, 1996, the Company filed a Current Report on Form 8-K dated October 4, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due October 1, 1999.

         On November 14, 1996, the Company filed a Current Report on Form 8-K dated November 12, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 3/4% Notes due November 15, 2006.

         No other reports on Form 8-K were filed during the fourth quarter of 1996; however, on January 21, 1997, the Company filed a Current Report on Form 8-K dated January 21, 1997, reporting under Item 5 thereof certain additional financial information for the three months and the year ended December 31, 1996, and on February 10, 1997, the Company filed a Current Report on Form 8-K dated February 10, 1997, reporting under Item 5 thereof certain additional financial information as of December 31, 1996.

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
       3.01       Restated Certificate of Incorporation of Travelers Property     Electronic
                  Casualty Corp. (formerly Travelers/Aetna Property Casualty
                  Corp.) (the "Company"), Certificate of Designations, Powers,
                  Preferences and Rights of 7.5% Redeemable Preferred Stock,
                  Series Z, of the Company, and Certificate of Amendment to the
                  Restated Certificate of Incorporation.

       3.02 Restated By-Laws of the Company, effective March 29, 1996, incorporated by reference to Exhibit 3.2 to the Company's Form
                  S-1.

       4.01       Intercompany Agreement, dated as of April 2, 1996, between
                  Travelers Group Inc. and the Company, incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

       4.02 Shareholders Agreement, dated as of April 2, 1996, by and among the Company, Aetna Life and Casualty Company, J.P.
                  Morgan Capital Corporation, The Trident Partnership L.P. and
                  Fund American Enterprises Holdings, Inc., incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

   10.01.1 Stock Purchase Agreement, dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Life and
                  Casualty Company, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Aetna Life and Casualty
                  Company for the fiscal year ended December 31, 1995 (File No.
                  1-5704).

   10.01.2        Assignment of Stock Purchase Agreement, dated as of March 22,
                  1996, between the Company and The Travelers Insurance Group
                  Inc., incorporated by reference to Exhibit 2.2 to the Company's Form S-1.


   10.01.3        Amendment to Stock Purchase Agreement, dated as of April 2,
                  1996, between the Company and Aetna Life and

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------

                  Casualty Company, incorporated by reference to Exhibit 2.3 to the Company's Form S-1.

     10.02*       Travelers Property Casualty Corp. Capital Accumulation Plan
                  (as amended through September 1, 1996), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996
                  (File No. 1-14328) (the "Company's 9/30/96 10-Q").

     10.03*       Travelers Property Casualty Corp. 1996 Executive Option Plan    Electronic
                  (as amended through March 7, 1997).

     10.04*       Travelers Property Casualty Corp. Executive                     Electronic
                  Performance Compensation Plan (as amended through
                  March 7, 1997).

     10.05*       Travelers Property Casualty Corp. 1996 Deferred Compensation
                  Plan for Non-Employee Directors (as amended through September
                  25, 1996), incorporated by reference to Exhibit 10.02 to the Company's 9/30/96 10-Q.

     10.06* Travelers Group Capital Accumulation Plan (as amended through September 25, 1996), incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q of Travelers
                  Group Inc. for the fiscal quarter ended
                  September 30, 1996 (File No. 1-9924) (the "TRV
                  9/30/96 10-Q").

   10.07.1* Travelers Group Stock Option Plan (as amended and restated as of April 24, 1996), incorporated by reference to Exhibit 10.02.1 to the Annual Report on Form 10-K of Travelers
                  Group Inc. for the fiscal year ended December
                  31, 1996 (File No. 1-9924).

   10.07.2*       Amendment No. 14 to the Travelers Group Stock
                  Option Plan, incorporated by reference to
                  Exhibit 10.01 to the TRV 9/30/96 10-Q.

     10.08* Travelers Group 1996 Stock Incentive Plan (as amended

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
                  through November 22, 1996), incorporated by reference to
                  Exhibit 10.03 to the Annual Report on Form 10-K of Travelers
                  Group Inc. for the fiscal year ended December 31, 1996 (File
                  No. 1-9924).

     10.09*       Retirement Benefit Equalization Plan of Travelers Group Inc.
                  (as amended and restated as of January 1, 1994) incorporated by reference to Exhibit 10.04 to the Annual Report on Form 10-K of Travelers Group Inc. for the fiscal year ended
                  December 31, 1996 (File No. 1-9924).

     10.10        License Agreement, dated November 28, 1995, by and between
                  Aetna Life and Casualty Company and The Aetna Casualty and
                  Surety Company and The Standard Fire Insurance Company, incorporated by reference to Exhibit 10.7 to the Company's
                  Form S-1.


     10.11*       The Travelers Corporation Supplemental Benefit Plan, effective
                  December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation
                  ("old Travelers") for the fiscal year ended December 31, 1992
                  (File No. 1-5799).

     10.12        TAPC Tax Allocation Agreement, effective as of
                  January 1, 1996 between Travelers Group Inc.
                  and the Company, incorporated by reference to
                  Exhibit 10.9 to the Company's Form S-1.

     10.13 Lease for office space at City Place, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers
                  Indemnity Company, incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

     10.14        Lease for office space in Hartford,                             Electronic
                  Connecticut, dated as of April 2, 1996, by and
                  between The Travelers Insurance Company and The
                  Travelers Indemnity Company.

     10.15*       Letter Agreement, dated November 17, 1996,                      Electronic
                  between the Company and Stanton F. Long.

     10.16* Letter Agreement, dated April 12, 1996, between the Company and James M. Michener, incorporated by reference to Exhibit
                  10.01 to the Company's Quarterly

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------

                  Report on Form 10-Q for the
                  fiscal quarter ended June 30, 1996 (File No. 1-14328).

      10.17*      Letter Agreement, dated as of December 12, 1995, between
                  Travelers Insurance Companies and William Hannon, incorporated by reference to Exhibit 10.12 to the Company's Form S-1.

      10.18*      Employment Agreement, dated as of October 27, 1995, between
                  Aetna Life and Casualty Company and Robert P. Restrepo, as assumed by the Company, incorporated by reference to Exhibit
                  10.13 to the Company's Form S-1.

      10.19*      Employment Agreement, dated as of October 27, 1995, between
                  Aetna Life and Casualty Company and Joseph P. Kiernan, as assumed by the Company, incorporated by reference to Exhibit
                  10.14 to the Company's Form S-1.

      10.20*      Employment Agreement, dated as of December 31,
                  1993, between The Travelers Insurance Group,
                  Inc. and Ronald E. Foley, incorporated by reference to Exhibit 10.15 to the Company's
                  Form S-1.

      10.21*      The Travelers Corporation TESIP Restoration and Non-Qualified
                  Savings Plan, effective January 1, 1991, incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of old Travelers for the fiscal year ended December 31, 1991
                  (File No. 1-5799).

      11.01       Computation of Earnings Per Share.                              Electronic

      12.01       Computation of Ratio of Earnings to Fixed                       Electronic
                  Charges.

      13.01       Pages 17 through 55 of the 1996 Annual Report to                Electronic
                  Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to
                  Stockholders).

      21.01       Subsidiaries of the Registrant.                                 Electronic

      23.01       Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

      23.02       Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
      24.01       Powers of Attorney.                                             Electronic

      27.01       Financial Data Schedule.                                        Electronic

      99.01       Combined Financial Statements of The Aetna                      Electronic
                  Casualty and Surety Company and The Standard
                  Fire Insurance Company as of December 31, 1995
                  and 1994 and for the years ended December 31, 1995,
                  December 31, 1994 and December 31, 1993, together
                  with the notes thereto and the related reports of
                  Independent Accountants.

      99.02       The fifth full paragraph on page 90 of the                      Electronic
                  Company's Prospectus dated April 22, 1996.

      99.03       The paragraph that begins on page 90 and ends                   Electronic
                  on page 91 of the Company's Prospectus dated
                  April 22, 1996, the first paragraph on page 24
                  of the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended June 30, 1996 and
                  the first paragraph on page 25 of the Company's
                  9/30/96 10-Q.

      99.04       The second full paragraph on page 91 of the                     Electronic
                  Company's Prospectus dated April 22, 1996.


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1996 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

-------------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                    TRAVELERS PROPERTY CASUALTY CORP.
                                    (Registrant)

                                    By:  /s/ Robert I. Lipp
                                         --------------------------------------
                                         Robert I. Lipp, Chairman of the Board,
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

            SIGNATURE                                   TITLE
            ---------                                   -----

        /s/ Robert I. Lipp                Chairman of the Board, President
---------------------------------            and Chief Executive Officer
          Robert I. Lipp                  (Principal Executive Officer) and
                                                      Director


      /s/ William P. Hannon                    Chief Financial Officer
---------------------------------           (Principal Financial Officer)
        William P. Hannon


      /s/ Thomas P. Shugrue                   Vice President and Chief
---------------------------------           Accounting Officer (Principal
        Thomas P. Shugrue                        Accounting Officer)


                *                                     Director
---------------------------------
        Kenneth J. Bialkin


                                                      Director
---------------------------------
          John J. Byrne


                *                                     Director
---------------------------------
           James Dimon

            SIGNATURE                                   TITLE
            ---------                                   -----


                *                                     Director
---------------------------------
         Dudley C. Mecum


                *                                     Director
---------------------------------
        Roberto G. Mendoza


                *                                     Director
---------------------------------
          Frank J. Tasco


                *                                     Director
---------------------------------
         Sanford I. Weill


                *                                     Director
---------------------------------
          Arthur Zankel



*By:
 /s/ Jay S. Fishman
----------------------------------
        Jay S. Fishman
        Attorney-in-fact

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES *

                                                                                  Incorporated
                                                                                By Reference from
                                                                               the Company's 1996
                                                                                Annual Report to
                                                                Page             Stockholders at
                                                               Herein            Page Indicated
                                                               ------            --------------
Independent Auditors' Report                                     F-2                    55

Consolidated Statement of Income for the years ended
December 31, 1996, 1995 and 1994                                                        32

Consolidated Balance Sheet at
December 31, 1996 and 1995                                                              33

Consolidated Statement of Changes in Stockholders'
Equity for the years ended December 31, 1996, 1995 and 1994                             34

Consolidated Statement of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                                        35

Notes to Consolidated Financial Statements                                              36-54

Schedules:

      Schedule I - Summary of Investments - Other than
      Investments in Related Parties                             F-1

      Schedule II - Condensed Financial Information of
      Registrant (Parent Company only)                           F-4 - F-7

      Schedule III - Supplementary Insurance Information         F-8 - F-10

      Schedule VI - Supplementary Information Concerning
      Property-Casualty Insurance Operations                     F-11


* Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Travelers Property Casualty Corp.:

Under date of January 17, 1997, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. (formerly Travelers/Aetna Property Casualty Corp.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules which are listed on the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 17, 1997

                                   SCHEDULE I
               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       Summary of Investments - Other Than
                         Investments in Related Parties
                                December 31, 1996
                                  (in millions)

                                                                                                  Amount at which
                                                                                                   shown in the
Type of Investment                                                    Cost            Value       balance sheet(1)
------------------                                                  -------          -------      ----------------
Fixed maturities:
   Bonds:
      United States Government and government agencies and
        authorities                                                 $ 6,402          $ 6,514          $ 6,514
      States, municipalities and political subdivisions               5,127            5,219            5,219
      Foreign governments                                               581              596              596
      Public utilities                                                1,953            1,974            1,974
      Convertible bonds and bonds with warrants attached                197              211              211
      All other corporate bonds (2)                                   9,663            9,802            9,802
                                                                    -------          -------          -------
        Total bonds                                                  23,923           24,316           24,316
   Redeemable preferred stocks                                           75               75               75
                                                                    -------          -------          -------
        Total fixed maturities                                       23,998           24,391           24,391
                                                                    -------          -------          -------
Equity securities:
   Common stock
      Banks, trust and insurance companies                                8                8                8
      Industrial, miscellaneous and all other                           156              168              168
                                                                    -------          -------          -------
        Total common stocks                                             164              176              176
   Nonredeemable preferred stocks                                       592              603              603
                                                                    -------          -------          -------
        Total equity securities                                         756              779              779
                                                                    -------          -------          -------
Mortgage loans                                                        1,005                             1,005
Real estate held for sale                                               157                               157

Short-term securities                                                 2,311                             2,311
Other investments                                                       644                               666
                                                                    -------                           -------
        Total investments                                           $28,871                           $29,309
                                                                    =======                           =======

(1) Determined in accordance with methods described in notes 1 and 4 of the notes to the consolidated financial statements.

(2) Excludes $54 million cost and $55 million fair value of Commercial Credit Company bonds. See note 14 of the notes to the consolidated financial statements.

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
               (formerly Travelers/Aetna Property Casualty Corp.)
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME

                                                                         For the period January 16, 1996
                                                                               to December 31, 1996
                                                                               --------------------
REVENUES
  Net investment income and other                                                      $   2

EXPENSES
  Interest                                                                               120
  Other                                                                                   36
                                                                                       -----
                                                                                         156

Loss before federal income taxes and equity in net income of subsidiaries               (154)
Federal income tax benefit                                                                54
                                                                                       -----
Loss before equity in net income of subsidiaries                                        (100)
Equity in net income of subsidiaries                                                     491
                                                                                       -----
NET INCOME                                                                             $ 391
                                                                                       =====

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
               (formerly Travelers/Aetna Property Casualty Corp.)
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                               December 31, 1996
                                                               -----------------
ASSETS
Cash                                                                $     1
Investment in subsidiaries at equity                                  8,686
Federal income tax receivable                                            32
Deferred federal income taxes                                            12
Deferred charges                                                         10
Other (primarily investments)                                             6
                                                                    -------
            Total assets                                            $ 8,747
                                                                    -------
LIABILITIES
Commercial paper                                                    $    25
Long-term debt                                                        2,177
Other liabilities                                                        65
                                                                    -------
            Total liabilities                                         2,267
                                                                    -------
STOCKHOLDERS' EQUITY
Common Stock:
   Class A, $.01 par value, 700 million shares authorized,
     71,979,829 shares issued                                             1
   Class B, $.01 par value, 700 million shares authorized,
     328,020,170 shares issued and outstanding                            3
Additional paid-in capital                                            5,455
Retained earnings                                                       749
Treasury stock, at cost (shares, 406,860)                               (13)
Unrealized gain on investment securities, net of tax                    285
                                                                    -------
            Total stockholders' equity                                6,480
                                                                    -------
            Total liabilities and stockholders' equity              $ 8,747
                                                                    -------

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
               (formerly Travelers/Aetna Property Casualty Corp.)
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                     For the period January 16, 1996
                                                            to December 31, 1996
                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   391
Adjustments to reconcile net income to
  cash provided by operating activities:
Equity in net income of subsidiaries                                  (491)
Dividends received from consolidated subsidiaries                      299
Amortization expense                                                     1
Deferred federal income tax benefit                                    (12)
Federal income tax receivable                                          (32)
Other assets                                                           (14)
Other liabilities                                                       52
                                                                   -------
Net cash provided by operating activities                              194

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries                                  (710)
Short-term securities, (purchases) sales, net                           (6)
Business acquisition                                                (4,160)
                                                                   -------
Net cash used in investing activities                               (4,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper, net                                       25
Issuance of long-term debt                                           2,177
Borrowings on revolving line of credit                               2,650
Payments on revolving line of credit                                (2,650)
Contributions from TIGI                                              1,138
Purchase of treasury stock                                             (13)
Private offering of common stock                                       525
Initial public offering of common stock                                928
Issuance of Series Z preferred stock                                   540
Redemptions of Series Z preferred stock                               (540)
Fees paid on behalf of subsidiaries                                    (33)
Dividends on Series Z preferred stock                                   (4)
Dividends to TIGI                                                      (49)
Dividends to minority shareholders                                     (11)
                                                                   -------
Net cash provided by financing activities                            4,683
                                                                   -------
Net increase in cash                                                     1

Cash at beginning of period                                             --
                                                                   -------
Cash at end of period                                              $     1
                                                                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $   100
                                                                   =======
Cash received during the period for taxes                          $    10
                                                                   =======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT


1.    GENERAL

      Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc.) was organized on January 16, 1996. TIGI contributed The Travelers Indemnity Company and its subsidiaries to TAP in March 1996. In April 1996, TAP purchased all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for a purchase price of approximately $4.2 billion in cash.

2.    PRINCIPLES OF CONSOLIDATION

      The accompanying financial statements include the accounts of TAP and, on an equity basis, its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

3.    DEBT

      Aggregate annual maturities on long-term debt obligations are as follows:


                       (in millions)
                  1997            $    --
                  1998                 --
                  1999                400
                  2000                 --
                  2001                500
                  Thereafter        1,277
                  -----------------------
                  Total           $ 2,177
                  -----------------------

4.    SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      In connection with the acquisition of Aetna P&C and the formation of TAP, TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company and a capital contribution of approximately $1.1 billion.

                                  SCHEDULE III


               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


                       Supplementary Insurance Information

                                      1996
                                  (in millions)

                                                                                                 Amortization
Segment        Deferred policy    Claims and      Unearned   Premium   Net          Claims       of deferred    Other       Premiums
               acquisition costs  claim adjust-   premiums   revenue   investment   and claim    policy         operating   written
                                  ment expense                         income       adjustment   acquisition    expenses
                                  reserves                             (a)          expenses     costs          (b)
------------------------------------------------------------------------------------------------------------------------------------
Commercial
     Lines           $253          $28,017         $2,303     $3,695    $1,343        $3,679        $533         $1,081      $3,973

Personal
   Lines              173            2,952          1,251      2,323       311         1,599         373            294       2,359

Corporate
  and Other
  Operations           --              208             --         10         2             4          --            147          10
                     ----          -------         ------     ------    ------        ------        ----         ------      ------

Consolidated         $426          $31,177         $3,554     $6,028    $1,656        $5,282        $906         $1,522      $6,342
                     ====          =======         ======     ======    ======        ======        ====         ======      ======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1995
                                  (in millions)

                                                                                           Amortization
Segment       Deferred policy    Claims and     Unearned  Premium  Net         Claims      of deferred   Other      Premiums
              acquisition costs  claim adjust-  premiums  revenue  investment  and claim   policy        operating  written
                                 ment expense                      income      adjustment  acquisition   expenses
                                 reserves                          (a)         expenses    costs         (b)
----------------------------------------------------------------------------------------------------------------------------
Commercial
  Lines             $  122         $13,725       $1,154   $2,017     $  548      $1,853      $    291      $ 502     $2,309

Personal
     Lines              80           1,488          541    1,284        161         957           221        157      1,298

Corporate
  and Other
  Operations            --             247           --       14          1           7             -         30         14
                    ------         -------       ------   ------     ------      ------      --------      -----     ------
Consolidated        $  202         $15,460       $1,695   $3,315     $  710      $2,817      $    512      $ 689     $3,621
                    ======         =======       ======   ======     ======      ======      ========      =====     ======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1994
                                  (in millions)


                                                                                           Amortization
Segment       Deferred policy    Claims and     Unearned  Premium  Net         Claims      of deferred   Other      Premiums
              acquisition costs  claim adjust-  premiums  revenue  investment  and claim   policy        operating  written
                                 ment expense                      income      adjustment  acquisition   expenses
                                 reserves                          (a)         expenses    costs         (b)
----------------------------------------------------------------------------------------------------------------------------
Commercial
     Lines          $140           $13,622       $1,238   $1,810      $444       $1,836        $248        $458      $2,112

Personal
  Lines               81             1,391          539    1,353       128          977         225         182       1,433

Corporate
  and Other
  Operations          --               286            1       15         1            6          --          26          15
                    ----           -------       ------   ------      ----       ------        ----        ----      ------
Consolidated        $221           $15,299       $1,778   $3,178      $573       $2,819        $473        $666      $3,560
                    ====           =======       ======   ======      ====       ======        ====        ====      ======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                   SCHEDULE VI


               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


 SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (1)

                                    1994-1996

                                  (IN MILLIONS)


                                                                                                             Claims and
                                             Reserves for                                                  claim adjust-
                                                unpaid      Discount                                       ment expenses
                                 Deferred       claims        from                                     incurred related to:
          Affiliation             policy      and claim     reserves                           Net     --------------------
             with               acquisition   adjustment   for unpaid  Unearned   Earned   investment   Current     Prior
          registrant               costs       expenses     claims(2)  premiums  premiums    income      Year        Year
          ----------            -----------  ------------  ----------  --------  --------  ----------  ---------   --------
1996 Consolidated  property -
     casualty operations . . .     $426         $30,969      $1,012     $3,554    $6,018     $1,654      $4,839     $ 192

1995 Consolidated property -
     casualty operations . . .     $202         $15,213      $  528     $1,695    $3,301     $  709      $2,903     $(226)

1994 Consolidated property -
     casualty operations . . .     $221         $15,013      $  476     $1,777    $3,163     $  572      $3,041     $(255)



                                Amortization
                                of deferred   Paid claims
          Affiliation             policy       and claim
             with               acquisition   adjustment   Premiums
          registrant               costs       expenses    written
          ----------            ------------  -----------  --------
1996 Consolidated  property -
     casualty operations . . .      $906         $5,057     $6,332

1995 Consolidated property -
     casualty operations . . .      $512         $2,819     $3,607

1994 Consolidated property -
     casualty operations . . .      $473         $2,646     $3,545

(1)   Excludes accident and health business.

(2)   See "Discounting" on page 22.