Form 10-Q
period 1997-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-05-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    ----------


                         COMMISSION FILE NUMBER 1-14328


                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            06-1445591
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (860) 277-0111
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES  X    NO
                                            ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997:

                 CLASS A                             71,893,586
                 CLASS B                            328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                        Page No.

           Condensed Consolidated Statement of Income (Unaudited) -
              Three Months Ended March 31, 1997 and 1996                    3

           Condensed Consolidated Balance Sheet -
              March 31, 1997 (Unaudited) and December 31, 1996              4

           Condensed Consolidated Statement of Changes in Stockholders'
              Equity (Unaudited) - Three Months Ended March 31, 1997        5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 1997 and 1996                    6

           Notes to Condensed Consolidated Financial Statements (Unaudited) 7


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11


                           Part II - Other Information


Item 1.    Legal Proceedings                                               21

Item 4.    Submission of Matters to a Vote of Security Holders             21

Item 6.    Exhibits and Reports on Form 8-K                                22

Exhibit Index                                                              23

Signatures                                                                 24

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------
REVENUES
Premiums                                                     $1,800       $  826
Net investment income                                           500          196
Fee income                                                       97           93
Realized investment gains                                         8           26
Other revenues                                                   26           11
                                                             ------       ------
         Total revenues                                       2,431        1,152
                                                             ------       ------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                          1,373          730
Amortization of deferred acquisition costs                      283          123
Interest expense                                                 40           --
General and administrative expenses                             345          174
                                                             ------       ------
         Total claims and expenses                            2,041        1,027
                                                             ------       ------
Income before federal income taxes                              390          125
Federal income taxes                                            117           27
                                                             ------       ------
Net income                                                   $  273       $   98
                                                             ======       ======
Net income per share of common stock
     and common stock equivalents                            $ 0.68       $ 0.33
                                                             ======       ======
Weighted average number of common shares
     outstanding and common stock equivalents                 399.3        294.5
                                                             ======       ======

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                   March 31,   December 31,
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                  (Unaudited)
ASSETS
Fixed maturities, available for sale at fair value (cost, $24,184 and $24,052)     $ 24,065     $ 24,446
Equity securities, at fair value (cost, $930 and $756)                                  938          779
Mortgage loans                                                                          935        1,005
Real estate held for sale                                                               215          157
Short-term securities                                                                 2,854        2,311
Other investments                                                                       432          666
                                                                                   --------     --------
   Total investments                                                                 29,439       29,364
                                                                                   --------     --------
Cash                                                                                    106          106
Investment income accrued                                                               371          381
Premium balances receivable                                                           3,171        2,976
Reinsurance recoverables                                                              9,798        9,714
Deferred acquisition costs                                                              464          426
Deferred federal income taxes                                                         1,786        1,583
Contractholder receivables                                                            1,880        1,828
Goodwill                                                                              1,527        1,549
Other assets                                                                          2,014        1,852
                                                                                   --------     --------
   Total assets                                                                    $ 50,556     $ 49,779
                                                                                   ========     ========
LIABILITIES
Claims and claim adjustment expense reserves                                       $ 31,287     $ 31,177
Unearned premium reserves                                                             3,803        3,554
Contractholder payables                                                               1,880        1,828
Commercial paper                                                                         --           25
Long-term debt                                                                        1,249        1,249
Other liabilities                                                                     5,090        4,566
                                                                                   --------     --------
   Total liabilities                                                                 43,309       42,399
                                                                                   --------     --------
TAP - obligated mandatorily redeemable preferred securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                            900          900

STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       (issued shares, 72,393,407 and 71,979,829)                                         1            1
   Class B, $.01 par value, 700 million shares authorized,
       328,020,170 shares issued and outstanding                                          3            3
Additional paid-in capital                                                            5,473        5,455
Retained earnings                                                                       992          749
Treasury stock, at cost (shares, 343,000 and 406,860)                                   (12)         (13)
Unrealized gain (loss) on investment securities, net of tax                             (77)         285
Unearned compensation                                                                   (33)          --
                                                                                   --------     --------
   Total stockholders' equity                                                         6,347        6,480
                                                                                   --------     --------
   Total liabilities and stockholders' equity                                      $ 50,556     $ 49,779
                                                                                   ========     ========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)

                                                                        Three Months Ended March 31, 1997
                                                                        ---------------------------------
                                                                   Amount                       Shares
                                                                  ---------        --------------------------------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                                    Class A           Class B
                                                                                   --------------   ---------------
Balance, beginning of period                                      $   5,459            71,979,829       328,020,170
Capital Accumulation Plan grant                                          18               413,578                 -
                                                                  ---------        --------------   ---------------
Balance, end of period                                                5,477            72,393,407       328,020,170
                                                                  ---------        --------------   ---------------

RETAINED EARNINGS

Balance, beginning of period                                            749
Net income                                                              273
Dividends                                                               (30)
                                                                  ---------
Balance, end of period                                                  992
                                                                  ---------

TREASURY STOCK (at cost)

Balance, beginning of period                                            (13)             (406,860)
Capital Accumulation Plan grant                                          17               502,430
Treasury stock acquired                                                 (16)             (438,570)
                                                                  ---------        --------------
Balance, end of period                                                  (12)             (343,000)
                                                                  ---------        --------------

UNREALIZED GAIN (LOSS) ON
   INVESTMENT SECURITIES, NET OF TAX

Balance, beginning of period                                            285
Net change in unrealized gains and losses
   on investment securities, net of tax                                (362)
                                                                  ---------
Balance, end of period                                                  (77)
                                                                  ---------

UNEARNED COMPENSATION

Balance, beginning of period                                              -
Net issuance of restricted stock under Capital
   Accumulation Plan                                                    (35)
Restricted stock amortization                                             2
                                                                  ---------
Balance, end of period                                                  (33)
                                                                  ---------

   Total stockholders' equity and shares outstanding              $   6,347            72,050,407       328,020,170
                                                                  =========        ==============   ===============

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                 Three Months Ended
                                                                      March 31,
                                                                -------------------
                                                                  1997        1996
                                                                -------     -------
Net cash provided by (used in) operating activities             $   256     $   (89)
                                                                -------     -------
Cash flows from investing activities:
   Proceeds from maturities of investments
     Fixed maturities                                               419         221
     Mortgage loans                                                  46           1
   Proceeds from sales of investments
     Fixed maturities                                             3,968       1,215
     Equity securities                                              152         117
     Mortgage loans                                                  27          17
     Real estate held for sale                                        3           2
   Purchases of investments
     Fixed maturities                                            (4,540)     (1,303)
     Equity securities                                             (148)       (154)
   Short-term securities, (purchases) sales, net                   (539)        (25)
   Other investments, net                                            40          (4)
   Securities transactions in course of settlement                  387           7
                                                                -------     -------
         Net cash provided by (used in) investing activities       (185)         94
                                                                -------     -------
Cash flows from financing activities:
   Issuance of commercial paper, net                                (25)         --
   Contribution from TIGI                                            --           1
   Purchase of treasury stock                                       (16)         --
   Dividend to TIGI                                                 (25)         --
   Dividends to minority shareholders                                (5)         --
                                                                -------     -------
         Net cash provided by (used in) financing activities        (71)          1
                                                                -------     -------
Net increase in cash                                                 --           6
Cash at beginning of period                                         106          51
                                                                -------     -------
Cash at end of period                                           $   106     $    57
                                                                -------     -------
Supplemental disclosure of cash flow information:
   Income taxes paid                                            $   169     $    48
                                                                -------     -------
   Interest paid                                                $    25     $    --
                                                                -------     -------

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc.) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

     On April 2, 1996, TAP purchased from Aetna Services Inc. all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

     Prior to January 1, 1997, Aetna P&C recorded certain written premiums within Commercial Lines when the premiums were billed. The Company conformed the Aetna P&C method to the method employed by The Travelers Indemnity Company and its subsidiaries (Travelers P&C). The Travelers P&C method is to record written premiums when the policies are written. The effect of this change on the condensed consolidated financial statements was not significant.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2.   Aetna P&C Acquisition - Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the three months ended March 31, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                                                    Three Months Ended
(in millions, except per share data)                                 March 31, 1996 *
                                                                    ------------------
Revenues                                                                  $2,760
Net income                                                                   291
Net income per share of common stock                                        0.73

     * Historical results of Aetna P&C for the first quarter of 1996 include $307 million ($200 million after tax) of realized investment gains.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

     FAS 128 supersedes Opinion 15 and related accounting interpretations and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma amounts computed using FAS 128 in the notes to the financial statements in periods prior to required adoption.

     On a pro forma basis for the three months ended March 31, 1997 and 1996, basic and diluted EPS are equal to primary and fully diluted EPS, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


4.   Earnings Per Share

     Earnings per common share is based on the weighted average number of common shares outstanding during the period. For purposes of the computation of earnings per share for the quarter ended March 31, 1996, the weighted average number of shares was computed by treating the common stock issued within a one-year period prior to the initial filing of the registration statement relating to the initial public offering (IPO) as outstanding for all reported periods. This amount was then reduced by the dilutive effect of such issuances of stock prior to the IPO determined by using the actual proceeds and the number of shares that could have been repurchased using the IPO price as the repurchase price for all periods presented.

5.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December, 2001. None of this facility is currently utilized. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997, this requirement was exceeded by approximately $3.0 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At March 31, 1997, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

     The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP has received $80 million of dividends from its insurance subsidiaries during the first three months of 1997.

     On January 22, 1997, the Company, through its Capital Accumulation Plan (the Plan), issued 414 thousand shares of the Company's Class A Common Stock and reissued 502 thousand shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

6.   Commitments and Contingencies

     In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993. The Company is in arbitration with underwriters at Lloyd's in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involves the ability of the Company to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.   Commitments and Contingencies, Continued

     The outcome of the arbitration referred to above is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable resolution of this matter could have a material adverse effect on the Company's results of operations in a future period. However, the Company believes that it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, the Company believes that the net receivable from reinsurance contracts is properly stated.

     It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

     The reserves carried for environmental and asbestos claims at March 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than those described above. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Results of Operations reflect the consolidated results of operations of Travelers Property Casualty Corp. (TAP) and its subsidiaries (the Company).

On April 2, 1996, TAP purchased from Aetna Services Inc. (Aetna) all of the outstanding capital stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(in millions, except per share data)                      Three Months Ended  Three Months Ended
                                                            March 31, 1997      March 31, 1996
                                                              ---------            ---------
Revenues                                                      $   2,431            $   1,152
                                                              =========            =========
Net income                                                    $     273            $      98
                                                              =========            =========
EARNINGS PER SHARE:
Net income                                                    $    0.68            $    0.33
                                                              =========            =========
Weighted average number of common
   shares outstanding and common stock equivalents                399.3                294.5
                                                              ---------            ---------

Consolidated Results of Operations for the Three Months Ended March 31, 1997 and 1996

Net income for the first quarter of 1997 was $273 million, or $0.68 per share, compared to net income of $98 million, or $0.33 per share, in the first quarter of 1996. The increase in net income was primarily due to the post-acquisition results of operations of Aetna P&C, as well as expense-reduction initiatives associated with the integration of the two companies. In addition, the increase in net income reflects favorable loss experience in personal auto lines, higher net investment income and lower catastrophe losses.

Revenues of $2.431 billion in the first quarter of 1997 increased $1.279 billion from the first quarter of 1996 revenues of $1.152 billion. This increase was primarily attributable to a $974 million increase in earned premiums and a $304 million increase in net investment income. The earned premium and net investment income increases are primarily the result of the acquisition of Aetna P&C. Commercial Lines earned premiums increased $593 million to $1.090 billion in the first quarter of 1997 from $497 million in the first quarter of 1996. The increase in Commercial Lines earned premiums is net of continued declines resulting from the Company's selective renewal activity in response to the competitive pricing environment. Personal Lines earned premiums for the first quarter of 1997 of $710 million increased $384 million from $326 million in the first quarter of 1996.

Net investment income was $500 million for the first quarter of 1997, an increase of $304 million from the first quarter of 1996, primarily due to the acquisition of Aetna P&C. Realized investment gains of $8 million decreased by $18 million in the first quarter of 1997 from $26 million in the first quarter of 1996.

National Accounts within Commercial Lines is the primary source of fee income due to its service business. Fee income for the first quarter of 1997 was $97 million, a $4 million increase from the first quarter of 1996. This increase was the result of the acquisition of Aetna P&C, mostly offset by the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of customers.

Claims and expenses of $2.041 billion for the first quarter of 1997 increased $1.014 billion from the first quarter of 1996. The increase was primarily attributable to the claims and expenses related to the newly acquired Aetna P&C business and financing costs associated with the acquisition of Aetna P&C, partially offset by expense reductions.

The Company's effective tax rate was 30% for the first quarter of 1997 and 22% for the first quarter of 1996. These rates were lower than the statutory tax rate in both periods primarily due to municipal bond interest not being taxed for federal income tax purposes. The 1997 first quarter effective tax rate was higher than the 1996 first quarter effective tax rate primarily due to a proportionately smaller amount of tax exempt income.

The overall statutory and GAAP combined ratios were as follows:

                                                          Three Months Ended   Three Months Ended
                                                            March 31, 1997       March 31, 1996
                                                          ------------------   ------------------
Statutory:
     Loss and loss adjustment expense (LAE) ratio...             73.7%                82.9%
     Underwriting expense ratio ....................             28.0                 27.0
     Combined ratio before policyholder dividends...            101.7                109.9
     Combined ratio ................................            101.9                110.1
GAAP:
     Loss and LAE ratio ............................             73.0%                82.4%
     Underwriting expense ratio ....................             27.0                 25.9
     Combined ratio before policyholder dividends...            100.0                108.3
     Combined ratio ................................            100.4                108.5

Beginning in 1997, for purposes of computing GAAP combined ratios, fee income is now allocated as a reduction of losses and loss adjustment expenses and other underwriting expenses. Previously fee income was included with premiums for purposes of computing GAAP combined ratios. The 1996 GAAP combined ratios have been restated to conform to the current year's presentation.

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The lower loss and LAE ratios in 1997 were due to the inclusion of Aetna P&C's results and lower catastrophe losses. Aetna P&C historically has had a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond Specialty business. The higher underwriting expense ratios in 1997 compared to 1996 were due to the inclusion of Aetna P&C, which historically has had a higher underwriting expense ratio, partially offset by the continued expense savings associated with the integration of the two companies.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Commercial Lines
(in millions)                             Three Months Ended       Three Months Ended
                                            March 31, 1997           March 31, 1996
                                          ------------------       ------------------
Revenues .................                     $1,624                     $  775
Net income ...............                     $  201                     $   76

Commercial Lines net income in the first quarter of 1997 was $201 million compared to net income of $76 million in the 1996 first quarter. This increase was primarily due to the post-acquisition results of operations of Aetna P&C, as well as expense reductions associated with the integration of the two companies and strong net investment income.

Commercial Lines net written premiums for the first quarter of 1997 totaled $1.338 billion, up $719 million from $619 million for the first quarter of 1996, reflecting the acquisition of Aetna P&C, offset in part by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business. In addition, the first quarter of 1997 net written premiums included $142 million due to a change to conform Aetna P&C's with Travelers Indemnity and its subsidiaries' (Travelers P&C) methods of recording certain net written premiums within Commercial Lines. Previously, Aetna P&C recorded written premiums when the premiums were billed. The Company conformed the Aetna P&C method to the Travelers P&C method of recording written premiums when the policies are written. The effect of this change on the condensed consolidated financial statements was not significant. The Commercial Lines marketplace continues to be highly competitive, although the broader industry and product line expertise of the combined company contributed to solid performance in the specialty and small account market segments.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums for the first quarter of 1997 totaled $1.338 billion, up $108 million from $1.230 billion for the first quarter of 1996. This increase in net written premiums was due to the conforming change outlined above, offset somewhat by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

Fee income for the first quarter of 1997 was $97 million, a $4 million increase from the first quarter of 1996. This increase was the result of the acquisition of Aetna P&C, mostly offset by the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of customers.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $221 million for the first quarter of 1997 compared to $252 million for the first quarter of 1996. This decrease reflected the competitive marketplace.

National Accounts new business and business retention ratio were significantly higher in the first quarter of 1997 compared to the first quarter of 1996, reflecting an unusually low level of new business as well as an unusually low retention ratio in the first quarter of 1996.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $560 million in the 1997 first quarter compared to $441 million in the 1996 first quarter. This increase reflected an increase of $127 million due to the change to conform Aetna P&C's with Travelers P&C's methods of recording certain net written premiums and the continued growth in programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. For the first quarter of 1997, new premium business in Commercial Accounts had significantly improved compared to the first quarter of 1996, reflecting the acquisition of Aetna P&C and continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first quarter of 1997 had moderately improved compared to the first quarter of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums of $364 million for the first quarter of 1997 were $2 million above the first quarter of 1996 premium levels. This increase reflected an increase of $15 million due to the change to conform Aetna P&C's with Travelers P&C's methods of recording certain net written premiums, mostly offset by a decrease due to the competitive marketplace. New premium business in Select Accounts was moderately higher in the 1997 first quarter compared to the 1996 first quarter, which reflected an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the 1997 first quarter compared to the comparable 1996 period, reflecting the broader industry and product line expertise of the combined company.

Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $193 million in the 1997 first quarter compared to $175 million in the 1996 first quarter. The growth is primarily attributable to increased writings of its excess and surplus lines business.

Claims and expenses of $1.342 billion for the first quarter of 1997 increased $662 million from the first quarter of 1996. This increase was primarily attributable to the acquisition of Aetna P&C.

Catastrophe losses, net of taxes and reinsurance, were $5 million and $6 million in the 1997 and 1996 first quarters, respectively. The 1997 catastrophe losses were primarily from tornadoes in the Midwest.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                           Three Months Ended    Three Months Ended
                                                             March 31, 1997        March 31, 1996
                                                           ------------------    ------------------
Statutory:
     Loss and LAE ratio ............................               81.7%                86.9%
     Underwriting expense ratio ....................               27.4                 26.1
     Combined ratio before policyholder dividends...              109.1                113.0
     Combined ratio ................................              109.4                113.4
GAAP:
     Loss and LAE ratio ............................               80.7%                86.0%
     Underwriting expense ratio ....................               26.7                 25.5
     Combined ratio before policyholder dividends...              107.4                111.5
     Combined ratio ................................              108.1                111.9

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decreases in the statutory and GAAP combined ratios for Commercial Lines in the first quarter of 1997 were primarily attributable to the inclusion in 1997 of Aetna P&C's results and expense reductions. The lower loss and LAE ratios in 1997 were due to the inclusion of Aetna P&C's results. Aetna P&C historically has had a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond Specialty business. The higher underwriting expense ratios in 1997 compared to 1996 were due to the inclusion of Aetna P&C, which historically has had a higher underwriting expense ratio, partially offset by the continued expense reductions associated with the integration of the two companies.

Personal Lines
(in millions)                               Three Months Ended       Three Months Ended
                                              March 31, 1997           March 31, 1996
                                            ------------------       ------------------
Revenues .....................                     $805                     $373
Net income ...................                     $105                     $ 23

Net income in the first quarter of 1997 of $105 million increased $82 million from $23 million in the first quarter of 1996. This increase primarily reflects the post-acquisition results of operations of Aetna P&C, continued favorable prior year loss reserve development in personal auto lines and no catastrophe losses in 1997.

Net written premiums in the first quarter of 1997 were $775 million, compared to $341 million in the first quarter of 1996. This increase primarily reflects the acquisition of Aetna P&C. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums in the first quarter of 1997 totaled $775 million compared to $658 million in the first quarter of 1996. This increase reflects a change in reinsurance agreements, growth in the affinity marketing and Secure-sm-programs, and good retention in traditional markets.

Claims and expenses of $647 million for the first quarter of 1997 increased $306 million from the first quarter of 1996. This increase was primarily attributable to the acquisition of Aetna P&C. There were no catastrophe losses, after taxes and reinsurance, in the first quarter of 1997 compared to $18 million in the first quarter of 1996.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                Three Months Ended   Three Months Ended
                                                  March 31, 1997       March 31, 1996
                                                ------------------   ------------------
Statutory:
     Loss and LAE ratio ..............                61.2%                76.9%
     Underwriting expense ratio ......                28.9                 28.4
     Combined ratio ..................                90.1                105.3
GAAP:
     Loss and LAE ratio ..............                61.2%                76.9%
     Underwriting expense ratio ......                27.4                 26.6
     Combined ratio ..................                88.6                103.5

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the loss and LAE ratios in 1997 was due to the favorable prior year loss development, primarily in the automobile bodily injury line, and no catastrophe losses. The higher underwriting expense ratios in 1997 compared to 1996 were due to the inclusion of Aetna P&C, which historically has had a higher underwriting expense ratio, partially offset by the continued expense reductions associated with the integration of the two companies.


Corporate and Other
(in millions)                                 Three Months Ended      Three Months Ended
                                                March 31, 1997          March 31, 1996
                                              ------------------      ------------------
Revenues .......................                   $  2                    $  4
Net income (loss) ..............                   $(33)                   $ (1)

The primary component of net income (loss) for the 1997 first quarter was interest expense of $26 million after tax, reflecting financing costs associated with the acquisition.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 1997, approximately 12% of the net environmental reserve (i.e., approximately $143 million) is case reserves for resolved claims. The balance, approximately 88% of the net environmental reserve (i.e., approximately $1.070 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996.

Environmental Losses
(millions)                                   Three Months Ended    Three Months Ended
                                               March 31, 1997        March 31, 1996
                                             ------------------    ------------------
Beginning reserves:
   Direct ........................               $ 1,369                $   454
   Ceded .........................                  (127)                   (50)
                                                 -------                -------
   Net ...........................                 1,242                    404
Incurred losses and loss expenses:
   Direct ........................                    18                     20
   Ceded .........................                    (1)                    (3)
Losses paid:
   Direct ........................                    50                     35
   Ceded .........................                    (4)                    (1)
Ending reserves:
   Direct ........................                 1,337                    439
   Ceded .........................                  (124)                   (52)
                                                 -------                -------
     Net .........................               $ 1,213                $   387
                                                 =======                =======

ASBESTOS CLAIMS

At March 31, 1997, approximately 24% of the net asbestos reserve (i.e., approximately $252 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately $805 million) of the net asbestos reserves, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses
(millions)                                  Three Months Ended      Three Months Ended
                                              March 31, 1997          March 31, 1996
                                            ------------------      ------------------
Beginning reserves:
   Direct ........................               $ 1,443                $   695
   Ceded .........................                  (370)                  (293)
                                                 -------                -------
   Net ...........................                 1,073                    402
Incurred losses and loss expenses:
   Direct ........................                    20                     16
   Ceded .........................                    (7)                    (5)
Losses paid:
   Direct ........................                    52                     24
   Ceded .........................                   (23)                   (18)
Ending reserves:
   Direct ........................                 1,411                    687
   Ceded .........................                  (354)                  (280)
                                                 -------                -------
     Net .........................               $ 1,057                $   407
                                                 =======                =======

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continues to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. Such potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents and other deleterious substances.

At March 31, 1997, approximately 19% of the net CIOTA reserve (i.e., approximately $214 million) is for pending CIOTA claims. The balance, approximately 81% (i.e., approximately $903 million) of the net CIOTA reserves, represents incurred but not yet reported losses for which the Company has not reviewed any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses
(millions)                                   Three Months Ended     Three Months Ended
                                               March 31, 1997         March 31, 1996
                                            ------------------      ------------------
Beginning reserves:
   Direct ........................               $ 1,560                $   374
   Ceded .........................                  (446)                    --
                                                 -------                -------
   Net ...........................                 1,114                    374
Incurred losses and loss expenses:
   Direct ........................                     6                     21
   Ceded .........................                    --                     --
Losses paid:
   Direct ........................                     8                      8
   Ceded .........................                    (5)                    --
Ending reserves:
   Direct ........................                 1,558                    387
   Ceded .........................                  (441)                    --
                                                 -------                -------
     Net .........................               $ 1,117                $   387
                                                 =======                =======

Liquidity and Capital Resources
TAP was formed in January 1996 to hold the property and casualty insurance subsidiaries of The Travelers Insurance Group Inc. (TIGI). TIGI contributed to TAP all of the outstanding shares of common stock of Travelers Indemnity on April 1, 1996. On April 2, 1996, TAP acquired the domestic property and casualty insurance subsidiaries of Aetna for approximately $4.2 billion in cash. TAP is a holding company and has no direct operations. TAP's principal asset is the capital stock of its insurance subsidiaries.

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy liability obligations and/or rebalance asset portfolios. The Company's invested assets at March 31, 1997 totaled $29.4 billion, of which 81.7% was invested in fixed maturity investments, 3.9% in mortgage loans and real estate held for sale, 3.2% in common stocks and other equity securities and 11.2% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was
4.8 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $697 million, representing approximately 2.9% of the Company's fixed maturity investments as of March 31, 1997. The following table reflects the average yield (annualized) of the investment portfolio:

                                      Three Months Ended      Three Months Ended
                                        March 31, 1997          March 31, 1996
                                      ------------------      ------------------
Average Yield (Annualized) (1)               7.0%                    6.4%

(1)  Excluding unrealized and realized investment gains and losses.

Cash flow needs at TAP include stockholder dividends and debt service. TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Moreover, TAP will continue to be able to borrow under a $500 million five-year revolving credit facility that expires on December 19, 2001 (the Credit Facility), none of which is currently utilized. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1997, this requirement was exceeded by approximately $3.0 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 1997, TAP had no commercial paper outstanding.

At March 31, 1997, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. The Company has received $80 million of dividends from its insurance subsidiaries during the first three months of 1997.

On July 24, 1996, TAP's Board of Directors authorized the expenditure of up to $100 million for the repurchase of common stock. The repurchases may be made from time to time in the open market or through negotiated transactions and will be used primarily for stock grants related to employee benefit and director compensation plans. At March 31, 1997, the Company had repurchased approximately 847 thousand shares of its common stock for approximately $29 million pursuant to the repurchase program.

On January 22, 1997, the Company, through its Capital Accumulation Plan (the
Plan), issued 414 thousand shares of the Company's Class A Common Stock and reissued 502 thousand shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

Future Application of Accounting Standards
In December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FAS 127), which delays until January 1, 1998 the effective date for certain provisions of FASB Statement No. 125 (see note 3). The Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAS 128 supersedes Opinion 15 and related accounting interpretations and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma amounts computed using this Statement in the notes to the financial statements in periods prior to required adoption.

On a pro forma basis for the first quarter of 1997 and 1996, basic and diluted EPS are equal to primary and fully diluted EPS, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

                For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated April 22, 1996, the first paragraph on page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In April 1997, the purported class of Texas workers' compensation insurers that filed a petition to intervene in Travelers Indemnity Company of Connecticut v. Texas Workers Compensation Insurance Facility withdrew its claims against the Company's subsidiaries. However, in May 1997, such purported class filed a second amended petition in intervention alleging substantially the same claims as the original petition but covering the periods from 1992 through 1994.

                For information concerning the appeal of a Memorandum of Decision issued by the Connecticut Department of Insurance approving the acquisition by the Company of Aetna P&C, see the descriptions that appear in the second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996 and the first paragraph on page 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In April 1997, the appellate court dismissed the appeal. Plaintiffs have requested that the Connecticut Supreme Court review the appellate court's decision.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The Company's Annual Meeting of Stockholders was held on April 23, 1997. At the meeting, (i) an amendment to the Company's Restated Certificate of Incorporation to declassify the Board of Directors was approved, (ii) 9 persons were elected as directors of the Company, (iii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1997 was ratified, (iv) a proposal to adopt the Travelers Property Casualty Corp. Executive Option Plan was approved, and (v) a proposal to adopt the Travelers Property Casualty Corp. Executive Performance Compensation Plan was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                  For                  Against/Withheld          Abstained           Broker Non-Votes
Approval of Amendment
to Certificate of
Incorporation:                    3,317,945,006                 425,779          1,215,711                  6,222,317

Election of Directors:
     NOMINEE
Kenneth J. Bialkin                3,324,204,309               1,604,503
John J. Byrne                     3,324,594,156               1,214,656
James Dimon                       3,324,401,458               1,407,354
Robert I. Lipp                    3,324,396,726               1,412,086
Dudley C. Mecum                   3,324,391,860               1,416,952
Roberto G. Mendoza                3,324,396,348               1,412,464
Frank J. Tasco                    3,324,585,281               1,223,531
Sanford I. Weill                  3,324,391,515               1,417,297
Arthur Zankel                     3,324,605,170               1,203,642

Ratification of Auditors:         3,324,599,734                  78,978          1,130,101                          0

Approval of Travelers
Property Casualty Corp.
Executive Option Plan             3,314,944,452               3,275,213          1,366,830

Approval of Travelers
Property Casualty Corp.
Executive Compensation
Plan                              3,323,299,848               1,108,195          1,313,873                    156,896

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  EXHIBITS:

                      See Exhibit Index.

              (b)  REPORTS ON FORM 8-K:

                      On January 21, 1997, the Company filed a Current Report on Form 8-K, dated January 21, 1997, reporting under Item 5 thereof certain additional financial information of the Company for the three months ended December 31, 1996 and the year ended December 31, 1996.

                      On February 10, 1997, the Company filed a Current Report on Form 8-K, dated February 10, 1997, reporting under Item 5 thereof certain additional financial information of the Company as of December 31, 1996.

                      No other reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1997; however, on April 17, 1997, the Company filed a Current Report on Form 8-K, dated April 17, 1997, reporting under Item 5 thereof certain additional financial information of the Company as of March 31, 1997.

                                  EXHIBIT INDEX

Exhibit                                                                                                            Filing
Number        Description of Exhibit                                                                               Method
------        ----------------------                                                                               ------
3.01          Restated Certificate of Incorporation of Travelers Property Casualty Corp.                       Electronic
              (formerly Travelers/Aetna Property Casualty Corp.) (the "Company"), Certificate
              of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred
              Stock, Series Z, of the Company, Certificate of Amendment to the Restated
              Certificate of Incorporation, filed March 7, 1997, and Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997.

3.02          Restated By-laws of the Company, effective April 23, 1997.                                       Electronic

11.01         Computation of Earnings Per Share                                                                Electronic

12.01         Computation of Ratio of Earnings to Fixed Charges                                                Electronic

27.01         Financial Data Schedule                                                                          Electronic

99.01         The paragraph that begins on page 90 and ends on page 91 of the Company's                        Electronic
              Prospectus dated April 22, 1996, the first paragraph on page 24 of the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

99.02         The second full paragraph on page 91 of the Company's Prospectus dated April 22,                 Electronic
              1996 and the first paragraph on page 55 of the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996.

The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRAVELERS PROPERTY CASUALTY CORP.



Date:    May 13, 1997                        By   /s/ William P. Hannon
                                                  -----------------------
                                                  William P. Hannon
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)






Date:    May 13, 1997                        By   /s/ Thomas P. Shugrue
                                                  ----------------------
                                                  Thomas P. Shugrue
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                                                            Filing
Number        Description of Exhibit                                                                               Method
------        ----------------------                                                                               ------
3.01          Restated Certificate of Incorporation of Travelers Property Casualty Corp.                       Electronic
              (formerly Travelers/Aetna Property Casualty Corp.) (the "Company"), Certificate
              of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred
              Stock, Series Z, of the Company, Certificate of Amendment to the Restated
              Certificate of Incorporation, filed March 7, 1997, and Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997.

3.02          Restated By-laws of the Company, effective April 23, 1997.                                       Electronic

11.01         Computation of Earnings Per Share                                                                Electronic

12.01         Computation of Ratio of Earnings to Fixed Charges                                                Electronic

27.01         Financial Data Schedule                                                                          Electronic

99.01         The paragraph that begins on page 90 and ends on page 91 of the Company's                        Electronic
              Prospectus dated April 22, 1996, the first paragraph on page 24 of the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

99.02         The second full paragraph on page 91 of the Company's Prospectus dated April 22,                 Electronic
              1996 and the first paragraph on page 55 of the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996.