Form 10-K/A
period 1996-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-06-27
CIK 1010551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                  FORM 10-K/A-1

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

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.
                           (FORMER NAME OF REGISTRANT)

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K/A-1.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 23, 1997 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K/A-1.

                              EXPLANATORY NOTE

        This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group 401(k) Savings Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
       3.01       Restated Certificate of Incorporation of Travelers Property
                  Casualty Corp. (formerly Travelers/Aetna Property Casualty
                  Corp.) (the "Company"), Certificate of Designations, Powers,
                  Preferences and Rights of 7.5% Redeemable Preferred Stock,
                  Series Z, of the Company, and Certificate of Amendment to the
                  Restated Certificate of Incorporation.

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

     10.03*       Travelers Property Casualty Corp. 1996 Executive Option Plan
                  (as amended through March 7, 1997).

     10.04*       Travelers Property Casualty Corp. Executive
                  Performance Compensation Plan (as amended through
                  March 7, 1997).

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

     10.14        Lease for office space in Hartford,
                  Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The
                  Travelers Indemnity Company.

     10.15* Letter Agreement, dated November 17, 1996, between the Company and Stanton F. Long.

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

      12.01       Computation of Ratio of Earnings to Fixed
                  Charges.

      13.01       Pages 17 through 55 of the 1996 Annual Report to
                  Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

      21.01       Subsidiaries of the Registrant.

      23.01       Consent of KPMG Peat Marwick LLP, Independent Certified
                  Public Accountants.

      23.02       Consent of KPMG Peat Marwick LLP, Independent Certified
                  Public Accountants.

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
      23.03**     Accountants' consent to incorporation by reference of           Electronic
                  report filed with Exhibit 99.05.

      24.01       Powers of Attorney.

      27.01       Financial Data Schedule.

      99.01       Combined Financial Statements of The Aetna
                  Casualty and Surety Company and The Standard
                  Fire Insurance Company as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related reports of Independent Accountants.

      99.02 The fifth full paragraph on page 90 of the Company's Prospectus dated April 22, 1996.

      99.03 The paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated
                  April 22, 1996, the first paragraph on page 24 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and the first paragraph on page 25 of the Company's
                  9/30/96 10-Q.

      99.04 The second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996.

      99.05**     1996 Financial Statements of Travelers Group 401(k)
                  Savings Plan, incorporated by reference to Exhibit
                  99.07 to the Annual Report on Form 10-K/A-1 of
                  Travelers Group Inc. for the fiscal year ended
                  December 31, 1996 (File No. 1-9924).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan are being filed as an exhibit to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

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

** Filed with Form 10-K/A-1.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1997.

                                    TRAVELERS PROPERTY CASUALTY CORP.
                                    (Registrant)

                                    By:  /s/ William P. Hannon
                                         --------------------------------------
                                         William P. Hannon
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
       3.01       Restated Certificate of Incorporation of Travelers Property
                  Casualty Corp. (formerly Travelers/Aetna Property Casualty
                  Corp.) (the "Company"), Certificate of Designations, Powers,
                  Preferences and Rights of 7.5% Redeemable Preferred Stock,
                  Series Z, of the Company, and Certificate of Amendment to the
                  Restated Certificate of Incorporation.

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

     10.03*       Travelers Property Casualty Corp. 1996 Executive Option Plan
                  (as amended through March 7, 1997).

     10.04*       Travelers Property Casualty Corp. Executive
                  Performance Compensation Plan (as amended through
                  March 7, 1997).

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

     10.14        Lease for office space in Hartford,
                  Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The
                  Travelers Indemnity Company.

     10.15* Letter Agreement, dated November 17, 1996, between the Company and Stanton F. Long.

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

      12.01       Computation of Ratio of Earnings to Fixed
                  Charges.

      13.01       Pages 17 through 55 of the 1996 Annual Report to
                  Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to Stockholders).

      21.01       Subsidiaries of the Registrant.

      23.01       Consent of KPMG Peat Marwick LLP, Independent Certified
                  Public Accountants.

      23.02       Consent of KPMG Peat Marwick LLP, Independent Certified
                  Public Accountants.

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
      23.03**     Accountants' consent to incorporation by reference of           Electronic
                  report filed with Exhibit 99.05.

      24.01       Powers of Attorney.

      27.01       Financial Data Schedule.

      99.01       Combined Financial Statements of The Aetna
                  Casualty and Surety Company and The Standard
                  Fire Insurance Company as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related reports of Independent Accountants.

      99.02 The fifth full paragraph on page 90 of the Company's Prospectus dated April 22, 1996.

      99.03 The paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated
                  April 22, 1996, the first paragraph on page 24 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 and the first paragraph on page 25 of the Company's
                  9/30/96 10-Q.

      99.04 The second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996.

      99.05**     1996 Financial Statements of Travelers Group 401(k)
                  Savings Plan, incorporated by reference to Exhibit
                  99.07 to the Annual Report on Form 10-K/A-1 of
                  Travelers Group Inc. for the fiscal year ended
                  December 31, 1996 (File No. 1-9924).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan are being filed as an exhibit to this Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

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

** Filed with Form 10-K/A-1.

Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.