Form 10-Q
period 1997-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-08-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------


                         COMMISSION FILE NUMBER 1-14328


                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    06-1445591
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (860) 277-0111
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                  COMMON STOCK OUTSTANDING AS OF JULY 31, 1997:

                  CLASS A                            65,105,052
                  CLASS B                           328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                              Page No.
                                                                           --------
        Condensed Consolidated Statement of Operations (Unaudited) -
           Three and Six Months Ended June 30, 1997 and 1996                   3

        Condensed Consolidated Balance Sheet -
           June 30, 1997 (Unaudited) and December 31, 1996                     4

        Condensed Consolidated Statement of Changes in
           Stockholders' Equity (Unaudited) -
           Six Months Ended June 30, 1997                                      5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1997 and 1996                             6

        Notes to Condensed Consolidated Financial Statements (Unaudited)       7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12


                        Part II - Other Information


Item 1. Legal Proceedings                                                     25

Item 6. Exhibits and Reports on Form 8-K                                      25

Exhibit Index                                                                 26

Signatures                                                                    27

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)


                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                       June 30,
                                                                  ---------------------          -------------------
                                                                      1997         1996              1997       1996
                                                                      ----         ----              ----       ----
REVENUES

Premiums                                                          $   1,812     $  1,667         $   3,612    $   2,493
Net investment income                                                   507          472             1,007          668
Fee income                                                               91          101               188          194
Realized investment gains (losses)                                       (7)         (59)                1          (33)
Other revenues                                                           28           21                54           32
                                                                  ---------     --------         ---------    ---------
     Total revenues                                                   2,431        2,202             4,862        3,354
                                                                  ---------     --------         ---------    ---------

CLAIMS AND EXPENSES

Claims and claim adjustment expenses                                  1,375        1,807             2,748        2,537
Amortization of deferred acquisition costs                              279          247               562          370
Interest expense                                                         40           38                80           38
General and administrative expenses                                     344          471               689          645
                                                                  ---------     --------         ---------    ---------
     Total claims and expenses                                        2,038        2,563             4,079        3,590
                                                                  ---------     --------         ---------    ---------

Income (loss) before federal income taxes                               393         (361)              783         (236)

Federal income taxes (benefit)                                          117         (145)              234         (118)
                                                                  ---------     --------         ---------    ---------

Net income (loss)                                                 $     276     $   (216)        $     549    $    (118)
                                                                  =========     ========         =========    =========

Net income (loss) per share of common stock
     and common stock equivalents                                 $    0.69     $  (0.59)        $    1.38    $   (0.36)
                                                                  =========     ========         =========    =========

Weighted average number of common shares
     outstanding and common stock equivalents                         398.5        374.2             399.0        334.3
                                                                  =========     ========         =========    =========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                           June 30,       December 31,
                                                                                             1997             1996
                                                                                         -----------      ------------
                                                                                         (Unaudited)
ASSETS
Fixed maturities, available for sale at fair value (cost, $24,977 and $24,052)           $   25,380        $   24,446
Equity securities, at fair value (cost, $946 and $756)                                          983               779
Mortgage loans                                                                                  855             1,005
Real estate held for sale                                                                       210               157
Short-term securities                                                                         1,702             2,311
Other investments                                                                               454               666
                                                                                         ----------        ----------
   Total investments                                                                         29,584            29,364
                                                                                         ----------        ----------

Cash                                                                                             71               106
Investment income accrued                                                                       380               381
Premium balances receivable                                                                   3,021             2,976
Reinsurance recoverables                                                                      9,401             9,714
Deferred acquisition costs                                                                      475               426
Deferred federal income taxes                                                                 1,589             1,583
Contractholder receivables                                                                    1,931             1,828
Goodwill                                                                                      1,517             1,549
Other assets                                                                                  1,932             1,852
                                                                                         ----------        ----------
   Total assets                                                                          $   49,901        $   49,779
                                                                                         ==========        ==========

LIABILITIES
Claims and claim adjustment expense reserves                                             $   30,726        $   31,177
Unearned premium reserves                                                                     3,814             3,554
Contractholder payables                                                                       1,931             1,828
Commercial paper                                                                                  -                25
Long-term debt                                                                                1,249             1,249
Other liabilities                                                                             4,580             4,566
                                                                                         ----------        ----------
   Total liabilities                                                                         42,300            42,399
                                                                                         ----------        ----------

TAP - obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debt securities of TAP                                                          900               900

STOCKHOLDERS' EQUITY
  Common Stock:
   Class A, $.01 par value, 700 million shares authorized;
       (issued shares, 72,393,407 and 71,979,829)                                                 1                 1
   Class B, $.01 par value, 700 million shares authorized,
       328,020,170 shares issued and outstanding                                                  3                 3
Additional paid-in capital                                                                    5,473             5,455
Retained earnings                                                                             1,238               749
Treasury stock, at cost (shares, 7,281,942 and 406,860)                                        (265)              (13)
Unrealized gain on investment securities, net of tax                                            280               285
Unearned compensation                                                                           (29)                -
                                                                                         ----------        ----------
   Total stockholders' equity                                                                 6,701             6,480
                                                                                         ----------        ----------
   Total liabilities and stockholders' equity                                            $   49,901        $   49,779
                                                                                         ==========        ==========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)

                                                                            Six Months Ended June 30, 1997
                                                                  -------------------------------------------------

                                                                    Amount                       Shares
                                                                  ---------            ----------------------------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                                      Class A           Class B
                                                                                       ----------       -----------
Balance, beginning of period                                      $   5,459            71,979,829       328,020,170
Capital Accumulation Plan grant                                          18               413,578                 -
                                                                  ---------            ----------       -----------
Balance, end of period                                                5,477            72,393,407       328,020,170
                                                                  ---------            ----------       -----------

RETAINED EARNINGS

Balance, beginning of period                                            749
Net income                                                              549
Dividends                                                               (60)
                                                                  ---------
Balance, end of period                                                1,238
                                                                  ---------

TREASURY STOCK (at cost)

Balance, beginning of period                                            (13)             (406,860)
Treasury stock acquired                                                (268)           (7,357,896)
Capital Accumulation Plan grant, net of forfeitures                      16               482,814
                                                                  ---------            ----------
Balance, end of period                                                 (265)           (7,281,942)
                                                                  ---------            ----------

UNREALIZED GAIN ON INVESTMENT
   SECURITIES, NET OF TAX

Balance, beginning of period                                            285
Net change in unrealized gains and losses
   on investment securities, net of tax                                  (5)
                                                                  ---------
Balance, end of period                                                  280
                                                                  ---------

UNEARNED COMPENSATION

Balance, beginning of period                                              -
Issuance of restricted stock under Capital
   Accumulation Plan, net of forfeitures                                (34)
Restricted stock amortization                                             5
                                                                  ---------
Balance, end of period                                                  (29)
                                                                  ---------

   Total stockholders' equity and shares outstanding              $   6,701            65,111,465       328,020,170
                                                                  =========            ==========       ===========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 -------      --------
Net cash provided by (used in) operating activities              $   396      $   (152)
                                                                 -------      --------

Cash flows from investing activities:
   Proceeds from maturities of investments
     Fixed maturities                                                719           613
     Mortgage loans                                                  100            19
   Proceeds from sales of investments
     Fixed maturities                                              5,691         7,440
     Equity securities                                               237           296
     Mortgage loans                                                   59            17
     Real estate held for sale                                         9             1
   Purchase of investments
     Fixed maturities                                             (7,344)       (8,163)
     Equity securities                                              (263)         (328)
   Short-term securities, (purchases) sales, net                     617          (654)
   Other investments, net                                             15          (133)
   Business acquisition                                                -        (4,160)
   Securities transactions in course of settlement                    82           482
                                                                 -------      --------
         Net cash used in investing activities                       (78)       (4,570)
                                                                 -------      --------

Cash flows from financing activities:
   Issuance of commercial paper, net                                 (25)          631
   Issuance of long-term debt                                          -           700
   Borrowings on revolving line of credit                              -         2,650
   Payments on revolving line of credit                                -        (2,650)
   Contribution from TIGI                                              -         1,138
   Purchase of treasury stock                                       (268)            -
   Private offering of common stock                                    -           525
   Initial public offering of common stock                             -           928
   Issuance of mandatorily redeemable preferred securities             -           900
   Issuance of Series Z preferred stock                                -           540
   Redemptions of Series Z preferred stock                             -          (540)
   Dividends on Series Z preferred stock                               -            (4)
   Dividends to TIGI                                                 (49)            -
   Dividends to minority stockholders                                (11)            -
                                                                 -------      --------
         Net cash provided by (used in) financing activities        (353)        4,818
                                                                 -------      --------

Net increase (decrease) in cash                                      (35)           96

Cash at beginning of period                                          106            51
                                                                 -------      --------
Cash at end of period                                            $    71      $    147
                                                                 =======      ========

Supplemental disclosure of cash flow information:
   Income taxes paid                                             $   433      $    103
                                                                 =======      ========
   Interest paid                                                 $    80      $     15
                                                                 =======      ========

Supplemental disclosure of business acquisition:
   Fair value of investments acquired                          $       -      $ 13,969
   Fair value of other assets acquired                                 -        10,386
   Claims and claim adjustment expense reserves assumed                -       (16,907)
   Other liabilities assumed                                           -        (3,288)
                                                                 -------      --------
Business acquisition                                           $       -      $  4,160
                                                                 =======      ========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc.) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

     On April 2, 1996, TAP purchased from Aetna Services, Inc. all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

     Prior to January 1, 1997, Aetna P&C recorded certain written premiums within Commercial Lines when the premiums were billed. The Company conformed the Aetna P&C method to the method employed by The Travelers Indemnity Company and its subsidiaries (Travelers P&C), which is to record written premiums when the policies are written. There was no change in earned premiums as a result of conforming the method; however, certain written premium comparisons were impacted by this change, although not significantly.

     During the second quarter of 1996, the Company recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of the Company's strategies, policies and practices to Aetna P&C reserves and include: $269 million after tax ($414 million before tax) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA), insurance products involving financial guarantees, and assumed reinsurance; $99 million after tax ($152 million before tax) in uncollectible reinsurance and other receivables; and $23 million after tax ($35 million before tax) in lease and severance costs of Travelers P&C related to the restructuring plan for the acquisition.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Aetna P&C Acquisition - Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the six months ended June 30, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not indicative of what would have occurred had the acquisition and related transactions occurred on the date indicated, or of future results of the Company.


                                                           Six Months Ended
     (in millions, except per share data)                   June 30, 1996 *
                                                           ----------------
     Revenues                                                 $   4,962
     Net income                                                      75
     Net income per share of common stock                          0.19

     * Historical results of Aetna P&C for the first quarter of 1996 include $307 million ($200 million after tax) of realized investment gains.

     Excluding the acquisition-related charges outlined in Note 1, pro forma net income would have been $466 million or $1.17 per share for the six months ended June 30, 1996.

3.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

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

     Based upon the Company's current capital structure, the adoption of FAS 128 will not materially impact the Company's EPS computation.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid-in capital in the consolidated balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS 131.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Share

     Earnings per common share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For purposes of the computation of earnings per share for the three and six months ended June 30, 1996, the weighted average number of common shares and common stock equivalents was computed by treating the common stock issued within a one-year period prior to the initial filing of the registration statement relating to the initial public offering (IPO) as outstanding for all reported periods. This amount was then reduced by the dilutive effect of such issuances of stock prior to the IPO determined by using the actual proceeds and the number of shares that could have been repurchased using the IPO price as the repurchase price for all periods presented.

5.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997, this requirement was exceeded by approximately $3.0 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. At June 30, 1997, there were no borrowings outstanding under this facility. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At June 30, 1997, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

     The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $145 million of dividends from its insurance subsidiaries during the first six months of 1997 and received an additional $100 million of dividends on July 1, 1997.

     On June 23, 1997, the Company repurchased, in the aggregate, 6,600,102 shares of Class A Common Stock held by Aetna Services, Inc., J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the Private Investors) for a total purchase price of approximately $240.8 million, representing a discount to the then current market price. The repurchases represent 20% of the holdings of each of the Private Investors. As part of the repurchase agreement, each of the Private Investors agreed to extend its contractual sale restrictions on 50% of the remaining shares held by the Private Investors for an additional period of approximately six months, to March 15, 1998. Following these transactions, Travelers Group Inc.'s beneficial ownership of the Company increased to approximately 83.4%.

     On January 22, 1997, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, issued 414 thousand shares of the Company's Class A Common Stock and reissued 502 thousand shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participants, who are required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

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

     The reserves carried for environmental and asbestos claims at June 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

On April 2, 1996, TAP purchased from Aetna Services, Inc. (Aetna) all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C) for approximately $4.2 billion in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the condensed consolidated financial statements include the results of Aetna P&C's operations only from the date of acquisition.

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                         Three Months Ended          Six Months Ended
(in millions, except per share data)                          June 30,                   June 30,
                                                       ----------------------     ----------------------
                                                         1997          1996         1997          1996
                                                       --------     ---------     --------     ---------
Revenues                                               $  2,431     $   2,202     $  4,862     $   3,354
                                                       ========     =========     ========     =========
Net income (loss)                                      $    276     $    (216)    $    549     $    (118)
                                                       ========     =========     ========     =========
EARNINGS PER SHARE:
Net income (loss)                                      $   0.69     $   (0.59)    $   1.38     $   (0.36)
                                                       ========     =========     ========     =========
Weighted average number of common
   shares outstanding and common stock equivalents        398.5         374.2        399.0         334.3
                                                       --------     ---------     --------     ---------

Consolidated Results of Operations for the Three Months Ended June 30, 1997 and 1996

Net income for the second quarter of 1997 was $276 million or $0.69 per share compared to a net loss of $216 million or $0.59 per share in the second quarter of 1996. This $492 million increase in net income was primarily due to $391 million of net charges related to the acquisition and integration of Aetna P&C by the Company in the second quarter of 1996. These net acquisition-related charges include $269 million in reserve increases, net of reinsurance, for cumulative injury claims other than asbestos, insurance products involving financial guarantees and assumed reinsurance, $99 million in uncollectible reinsurance and other receivables, and $23 million in lease and severance costs related to the restructuring plan for the acquisition. Operating earnings, which exclude realized investment gains (losses) and acquisition-related charges, were $280 million or $0.70 per share in the second quarter of 1997, an increase of $67 million or $0.14 per share from the second quarter of 1996. The increase in operating earnings was primarily the result of increased net investment income, a lower level of catastrophe losses and continuing benefits from expense control.

Revenues of $2.431 billion in the second quarter of 1997 increased $229 million from $2.202 billion in the second quarter of 1996. This increase was primarily attributable to a $145 million increase in earned premiums, reflecting an adjustment associated with a reinsurance transaction which reduced Commercial Lines' earned premiums by $89 million in the second quarter of 1996 and an increase in Personal Lines earned premiums of $64 million. The Personal Lines increase reflects lower ceded premiums due to a change in a reinsurance arrangement beginning January 1, 1997, growth in target markets served by independent agents, growth in affinity marketing and TRAVELERS SECURE(R) programs and good retention.

Net investment income was $507 million for the second quarter of 1997, an increase of $35 million from the second quarter of 1996. Realized investment gains (losses) increased by $52 million to a loss of $7 million in the second quarter of 1997 from a loss of $59 million in the second quarter of 1996.

National Accounts within Commercial Lines is the primary source of fee income due to its service business. Fee income for the second quarter of 1997 was $91 million, a $10 million decrease from the second quarter of 1996. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of service customers.

Claims and expenses of $2.038 billion for the second quarter of 1997 decreased $525 million from the second quarter of 1996. The decrease was primarily attributable to the claims and expenses related to the acquisition and integration of the Aetna P&C business incurred in the second quarter of 1996, partially offset by an adjustment associated with a reinsurance transaction.

The Company's effective tax rate was 30% for the second quarter of 1997 and 40% for the second quarter of 1996. The tax rate on net income for the second quarter of 1997 was less than the statutory rate of 35% primarily due to non-taxable investment income. The tax rate on the net loss for the second quarter of 1996 reflects a tax benefit that is greater than the statutory rate primarily due to non-taxable investment income.

The overall statutory and GAAP combined ratios were as follows:

                                                         Three Months Ended       Three Months Ended
                                                            June 30, 1997            June 30, 1996
                                                         ------------------       ------------------
Statutory:
     Loss and loss adjustment expense (LAE) ratio....           72.7%                   108.7%
     Underwriting expense ratio......................           30.3                     34.3
     Combined ratio before policyholder dividends....          103.0                    143.0
     Combined ratio..................................          104.0                    143.4
GAAP:
     Loss and LAE ratio..............................           72.5%                   104.8%
     Underwriting expense ratio......................           30.4                     39.0
     Combined ratio before policyholder dividends....          102.9                    143.8
     Combined ratio..................................          103.4                    144.4

Beginning in 1997, for purposes of computing GAAP combined ratios, fee income is now allocated as a reduction of losses and loss adjustment expenses and other underwriting expenses. Previously fee income was included with premiums for purposes of computing GAAP combined ratios. The 1996 GAAP combined ratios have been restated to conform to the current year's presentation.

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decreases in the 1997 second quarter overall statutory and GAAP combined ratios before policyholder dividends compared to the 1996 second quarter overall combined ratios were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the three months ended June 30, 1996 would have been 107.2% and 109.7%, respectively. The decrease in the 1997 second quarter overall statutory and GAAP combined ratios compared to the 1996 second quarter overall statutory and GAAP combined ratios excluding acquisition-related charges was primarily due to the favorable prior year reserve development in personal auto lines, expense reductions and lower catastrophe losses.

Consolidated Results of Operations for the Six Months Ended June 30, 1997 and
1996

Net income for the six months ended June 30, 1997 was $549 million or $1.38 per share compared to a net loss of $118 million or $0.36 per share for the six months ended June 30, 1996. Excluding realized investment gains (losses) and acquisition-related charges, operating income was $548 million or $1.37 per share for the six months ended June 30, 1997 compared to $294 million or $0.87 per share for the six months ended June 30, 1996. The increase in operating income in the six months ended June 30, 1997 compared to the six months ended June 30, 1996 was due to the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter in 1996, continued favorable prior year reserve development in personal auto lines, continuing benefits of expense reductions associated with the acquisition and lower catastrophe losses.

The overall statutory and GAAP combined ratios were as follows:

                                                           Six Months Ended        Six Months Ended
                                                             June 30, 1997           June 30, 1996
                                                           ----------------        ----------------
Statutory:
     Loss and LAE ratio................................           73.2%                  100.1%
     Underwriting expense ratio........................           29.1                    31.7
     Combined ratio before policyholder dividends......          102.3                   131.8
     Combined ratio....................................          102.9                   132.2
GAAP:
     Loss and LAE ratio................................           72.8%                   97.4%
     Underwriting expense ratio........................           28.6                    34.2
     Combined ratio before policyholder dividends......          101.4                   131.6
     Combined ratio....................................          101.9                   132.1

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decrease in the first six months of 1997 overall statutory and GAAP combined ratios before policyholder dividends from the first six months of 1996 was primarily attributable to charges taken in the second quarter of 1996 related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the six months ended June 30, 1996 would have been 108.0% and 109.1%, respectively. The decrease in the first six months of 1997 statutory and GAAP combined ratios from the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire six months compared to only the second quarter in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, the first six months of 1997 statutory and GAAP combined ratios were lower than the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges due to the favorable prior year reserve development in personal auto lines, lower catastrophe losses and expense reductions.

The other consolidated operating trends for the six months ended June 30, 1997 and 1996 are substantially the same as noted above for the quarters then ended, after taking into consideration the inclusion of Aetna P&C for the entire six months of 1997 compared to only the second quarter of 1996.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Commercial Lines

(in millions)                          Three Months Ended      Three Months Ended
                                          June 30, 1997           June 30, 1996
                                       ------------------      ------------------
Revenues............................       $  1,612                $   1,445
Net income (loss)...................       $    209                $    (237)

Commercial Lines net income for the 1997 second quarter was $209 million compared to a net loss of $237 million in the 1996 second quarter. This increase was primarily due to the acquisition-related charges of $383 million in 1996, higher net investment income, lower realized investment losses and expense savings. Excluding realized investment gains (losses) and acquisition-related charges, Commercial Lines operating income was $209 million in the second quarter of 1997 compared to $178 million in the second quarter of 1996, primarily reflecting higher net investment income and expense savings.

Commercial Lines net written premiums for the second quarter of 1997 totaled $1.141 billion, up $41 million from $1.100 billion for the second quarter of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996), reflecting continued growth in programs designed to leverage underwriting experience in specific industries, offset in part by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

Fee income for the second quarter of 1997 was $91 million, a $10 million decrease from the second quarter of 1996. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, the Company's selective renewal activity to address the competitive pricing environment and its continued success in lowering workers' compensation losses of service customers, partially offset by National Accounts writing more service fee based product versus premium-based product.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. National Accounts net written premiums of $150 million in the second quarter of 1997 decreased $29 million from the second quarter of 1996 (excluding an adjustment associated with a reinsurance transaction). This decrease was due to National Accounts writing less premium-based product versus service fee based product and the competitive marketplace. For the second quarter of 1997, National Accounts new business was significantly lower than the second quarter of 1996. This change primarily reflected the addition of one large account in the second quarter of 1996 and the competitive marketplace. National Accounts business retention ratio was virtually the same in the second quarter of 1997 and 1996.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $453 million in the 1997 second quarter compared to $380 million in the 1996 second quarter. For the second quarter of 1997, new premium business in Commercial Accounts was significantly higher compared to the second quarter of 1996. This increase reflects continued growth through programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio was also significantly higher in the second quarter of 1997 compared to the second quarter of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums of $370 million in the second quarter of 1997 were virtually the same as the second quarter of 1996 premium levels. New premium business in Select Accounts was moderately higher in the second quarter of 1997 compared to the second quarter of 1996. Select Accounts business retention ratio was moderately higher in the second quarter of 1997 compared to the second quarter of 1996. These increases reflect the broader industry and product line expertise of the combined company.

Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $168 million in the 1997 second quarter compared to $172 million in the 1996 second quarter.

Commercial Lines claims and expenses of $1.319 billion for the second quarter of 1997 decreased $515 million from the second quarter of 1996. This decrease was due to the acquisition-related charges recorded in the second quarter of 1996, partially offset by an adjustment associated with a reinsurance transaction.

Catastrophe losses, net of taxes and reinsurance, were insignificant in both the 1997 and 1996 second quarters.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                          Three Months Ended       Three Months Ended
                                                             June 30, 1997            June 30, 1996
                                                          ------------------       ------------------
Statutory:
     Loss and LAE ratio................................           77.8%                  133.2%
     Underwriting expense ratio........................           31.9                    37.9
     Combined ratio before policyholder dividends......          109.7                   171.1
     Combined ratio....................................          111.4                   171.9
GAAP:
     Loss and LAE ratio................................           77.5%                  126.5%
     Underwriting expense ratio........................           32.5                    44.6
     Combined ratio before policyholder dividends......          110.0                   171.1
     Combined ratio....................................          110.9                   172.1

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decreases in the second quarter of 1997 statutory and GAAP combined ratios before policyholder dividends for Commercial Lines were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the three months ended June 30, 1996 would have been 111.5% and 114.3%, respectively. The decrease in the second quarter of 1997 statutory and GAAP combined ratios compared to the 1996 second quarter statutory and GAAP combined ratios excluding acquisition-related charges was due to slightly lower losses and loss adjustment expenses in the second quarter of 1997 compared to the second quarter of 1996 as well as expense reductions in 1997.

Personal Lines

(in millions)                        Three Months Ended      Three Months Ended
                                        June 30, 1997           June 30, 1996
                                     ------------------      ------------------
Revenues.........................        $    815                $     750
Net income.......................        $     97                $      51

Net income in the second quarter of 1997 of $97 million increased $46 million from $51 million in the second quarter of 1996. Excluding realized investment gains (losses) and acquisition-related charges, Personal Lines operating income was $101 million in the second quarter of 1997 compared to $65 million in the second quarter of 1996. These increases primarily reflect reduced catastrophe losses, lower expenses and continued favorable prior year reserve development in the automobile line.

Net written premiums in the second quarter of 1997 were $745 million, compared to $676 million in the second quarter of 1996. This increase reflects lower ceded premiums due to a change in a reinsurance arrangement in January 1997, growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE(R) programs. Business retention continued to be strong.

Personal Lines claims and expenses of $670 million in the 1997 second quarter decreased $5 million from the 1996 second quarter. Catastrophe losses, after taxes and reinsurance, were $5 million in the second quarter of 1997 compared to $14 million in the second quarter of 1996. The catastrophe losses in the second quarter of 1996 were primarily from hail and wind storms.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                              Three Months Ended       Three Months Ended
                                                 June 30, 1997           June 30, 1996
                                              ------------------       ------------------
Statutory:
     Loss and LAE ratio...................           64.9%                   71.0%
     Underwriting expense ratio...........           27.9                    29.1
     Combined ratio.......................           92.8                   100.1
GAAP:
     Loss and LAE ratio...................           64.9%                   71.6%
     Underwriting expense ratio...........           27.2                    30.5
     Combined ratio.......................           92.1                   102.1

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the combined ratios in 1997 from 1996 was due to the favorable prior year reserve development in personal auto lines, lower catastrophe losses and expense reductions.

Corporate and Other

(in millions)                       Three Months Ended      Three Months Ended
                                       June 30, 1997           June 30, 1996
                                    ------------------      ------------------
Revenues.......................          $      4                $      7
Net income (loss)..............          $    (30)               $    (30)

The primary component of net income (loss) for the 1997 and 1996 second quarter was interest expense of $26 million and $25 million after tax, respectively, reflecting financing costs associated with the acquisition.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Commercial Lines

(in millions)                       Six Months Ended        Six Months Ended
                                      June 30, 1997           June 30, 1996
                                    ----------------        ----------------
Revenues.....................           $  3,236               $   2,220
Net income (loss)............           $    410               $    (161)

Net income in the first six months of 1997 was $410 million compared to a net loss of $161 million in the first six months of 1996. Excluding realized investment gains (losses) and acquisition-related charges, Commercial Lines operating earnings were $403 million in the six months ended June 30, 1997 compared to $237 million in the six months ended June 30, 1996. This increase was due to the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter in 1996, and expense savings associated with the acquisition and integration of Aetna P&C.

Commercial Lines net written premiums in the first six months of 1997 totaled $2.479 billion, up $760 million from $1.719 billion in the first six months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996), reflecting the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter of 1996 and a $142 million increase due to a change to conform Aetna P&C's method with The Travelers Indemnity Company and its subsidiaries' (Travelers P&C) method of recording certain net written premiums within Commercial Lines. This was offset in part by the highly competitive conditions in the marketplace and the Company's continuing focus on writing profitable business.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums in the first six months of 1997 totaled $2.479 billion, up $155 million from $2.324 billion in the first six months of 1996. This increase was primarily attributable to the change to conform the Aetna P&C method with the Travelers P&C method of recording net written premiums.

Fee income for the first six months of 1997 was $188 million, a $6 million decrease from the first six months of 1996. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets, partially offset by the acquisition of Aetna P&C.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $371 million in the first six months of 1997 compared to $425 million in the first six months of 1996. This decrease reflected the competitive marketplace. National Accounts new business in the first six months of 1997 was virtually the same as the first six months of 1996. National Accounts business retention ratio was significantly higher in the first six months of 1997 compared to the first six months of 1996, reflecting an unusually low retention ratio in the first quarter of 1996.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $1.014 billion in the first six months of 1997 compared to $821 million in the first six months of 1996. This increase reflected $127 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. For the first six months of 1997, new premium business in Commercial Accounts has significantly improved compared to the first six months of 1996, reflecting continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first six months of 1997 has significantly improved compared to the first six months of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums of $733 million in the first six months of 1997 were $2 million above the premium levels for the first six months of 1996. This increase reflected $15 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums, mostly offset by a decrease due to the competitive marketplace. New premium business in Select Accounts was moderately higher in the first six months of 1997 compared to the first six months of 1996, reflecting an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the first six months of 1997 compared to the comparable 1996 period, reflecting the broader industry and product line expertise of the combined company.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $361 million in the first six months of 1997 compared to $347 million in the first six months of 1996. The growth is primarily attributable to increased writings of its excess and surplus lines business.

Commercial Lines claims and expenses of $2.660 billion in the first six months of 1997 increased $146 million from the first six months of 1996. This increase was primarily attributable to the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter in 1996, partly offset by the net acquisition-related charges and financing costs associated with the acquisition in 1996.

Catastrophe losses, net of taxes and reinsurance, were $5 million and $6 million in the first six months of 1997 and 1996, respectively. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter. The 1996 catastrophe losses were primarily due to winter storms in the first quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                       Six Months Ended         Six Months Ended
                                                         June 30, 1997            June 30, 1996
                                                       ----------------         ----------------
Statutory:
     Loss and LAE ratio.............................           79.8%                  117.9%
     Underwriting expense ratio.....................           29.5                    33.4
     Combined ratio before policyholder dividends...          109.3                   151.3
     Combined ratio.................................          110.3                   151.9
GAAP:
     Loss and LAE ratio.............................           79.1%                  113.1%
     Underwriting expense ratio.....................           29.4                    37.4
     Combined ratio before policyholder dividends...          108.5                   150.5
     Combined ratio.................................          109.3                   151.3

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decreases in the first six months of 1997 statutory and GAAP combined ratios for Commercial Lines compared to the first six months of 1996 were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the six months ended June 30, 1996 would have been 112.0% and 113.1%, respectively. The decrease in the first six months of 1997 statutory and GAAP combined ratios compared to the first six months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire six months compared to only the second quarter in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

Personal Lines

(in millions)                           Six Months Ended         Six Months Ended
                                          June 30, 1997            June 30, 1996
                                        ----------------         ----------------
Revenues..........................         $  1,620                $   1,122
Net income........................         $    202                $      74

Net income in the first six months of 1997 of $202 million increased $128 million from $74 million in the first six months of 1996. Excluding realized investment gains (losses) and the acquisition-related charges, Personal Lines operating income was $209 million in the first six months of 1997 compared to $87 million in the first six months of 1996. These increases primarily reflect the inclusion in 1997 of Aetna P&C for the entire six months compared to only the second quarter in 1996, reduced catastrophe losses, lower expenses and continued favorable prior year reserve development in personal auto lines.

Net written premiums in the first six months of 1997 were $1.520 billion, compared to $1.017 billion in the first six months of 1996. This increase primarily reflects the acquisition of Aetna P&C and, to a lesser extent, lower ceded premiums due to a change in a reinsurance arrangement in January 1997, growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE(R) programs. Business retention continued to be strong. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums in the first six months of 1996 totaled $1.333 billion.

Personal Lines claims and expenses of $1.316 billion in the first six months of 1997 increased $299 million from the first six months of 1996. This increase was primarily attributable to the inclusion of Aetna P&C's operations for the entire six months of 1997 compared to only the second quarter of 1996, partially offset by expense reductions. Catastrophe losses, after taxes and reinsurance, were $5 million in the first half of 1997 compared to $32 million in the first half of 1996. The 1996 catastrophe losses were primarily from first quarter winter storms and second quarter hail and wind storms.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                     Six Months Ended   Six Months Ended
                                                       June 30, 1997      June 30, 1996
                                                     ----------------   ----------------
Statutory:
     Loss and LAE ratio .......................             63.1%              73.0%
     Underwriting expense ratio ...............             28.4               28.9
     Combined ratio ...........................             91.5              101.9
GAAP:
     Loss and LAE ratio .......................             63.1%              73.4%
     Underwriting expense ratio ...............             27.3               29.2
     Combined ratio ...........................             90.4              102.6

The decrease in the combined ratios in 1997 compared to 1996 was due to the favorable prior year reserve development in personal auto lines, lower catastrophe losses and expense reductions.

Corporate and Other

(in millions)                                  Six Months Ended        Six Months Ended
                                                 June 30, 1997           June 30, 1996
                                               ----------------        ----------------
Revenues .............................                $  6                 $ 12
Net income (loss) ....................                $(63)                $(31)

The primary component of net income (loss) for the six months ended June 30, 1997 and 1996 was interest expense of $52 million and $25 million after tax, respectively, reflecting financing costs associated with the acquisition of Aetna P&C in the second quarter of 1996.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 1997, approximately 15% of the net environmental reserve (i.e., approximately $182 million) is case reserves for resolved claims. The balance, approximately 85% of the net environmental reserve (i.e., approximately $1.041 billion), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996.

Environmental Losses

(millions)                                       Six Months Ended   Six Months Ended
                                                   June 30, 1997      June 30, 1996
                                                 ----------------   ----------------
Beginning reserves:
   Direct ..................................          $ 1,369           $   454
   Ceded ...................................             (127)              (50)
                                                      -------           -------
     Net ...................................            1,242               404
Acquisition of Aetna P&C:
   Direct ..................................                -               938
   Ceded ...................................                -               (24)
Incurred losses and loss expenses:
   Direct ..................................               38                38
   Ceded ...................................               (2)               (2)
Losses paid:
   Direct ..................................              100                63
   Ceded ...................................              (45)              (20)
Ending reserves:
   Direct ..................................            1,307             1,367
   Ceded ...................................              (84)              (56)
                                                      -------           -------
     Net ...................................          $ 1,223           $ 1,311
                                                      =======           =======

ASBESTOS CLAIMS

At June 30, 1997, approximately 24% of the net asbestos reserve (i.e., approximately $257 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately $808 million) of the net asbestos reserves, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses

(millions)                                        Six Months Ended  Six Months Ended
                                                    June 30, 1997     June 30, 1996
                                                  ----------------  ----------------
Beginning reserves:
   Direct ..................................          $ 1,443           $   695
   Ceded ...................................             (370)             (293)
                                                      -------           -------
     Net ...................................            1,073               402
Acquisition of Aetna P&C:
   Direct ..................................                -               776
   Ceded ...................................                -              (116)
Incurred losses and loss expenses:
   Direct ..................................               37                49
   Ceded ...................................              (14)               16
Losses paid:
   Direct ..................................               89                65
   Ceded ...................................              (58)              (36)
Ending reserves:
   Direct ..................................            1,391             1,455
   Ceded ...................................             (326)             (357)
                                                      -------           -------
     Net ...................................          $ 1,065           $ 1,098
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

The reserves carried for environmental and asbestos claims at June 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At June 30, 1997, approximately 18% of the net CIOTA reserve (i.e., approximately $204 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $901 million) of the net CIOTA reserves, represents incurred but not yet reported losses for which the Company has not reviewed any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses

(millions)                                        Six Months Ended  Six Months Ended
                                                    June 30, 1997     June 30, 1996
                                                  ----------------  ----------------
Beginning reserves:
   Direct ..................................          $ 1,560           $   374
   Ceded ...................................             (446)                -
                                                      -------           -------
     Net....................................            1,114               374
Acquisition of Aetna P&C:
   Direct ..................................                -               709
   Ceded ...................................                -              (293)
Incurred losses and loss expenses:
   Direct ..................................               12               544
   Ceded ...................................                -              (160)
Losses paid:
   Direct ..................................               36                36
   Ceded ...................................              (15)               (4)
Ending reserves:
   Direct ..................................            1,536             1,591
   Ceded ...................................             (431)             (449)
                                                      -------           -------
     Net ...................................          $ 1,105           $ 1,142
                                                      =======           =======

Liquidity and Capital Resources

TAP was formed in January 1996 to hold the property and casualty insurance subsidiaries of The Travelers Insurance Group Inc. (TIGI). TIGI contributed to TAP all of the outstanding shares of common stock of The Travelers Indemnity Company on April 1, 1996. On April 2, 1996, TAP acquired the domestic property and casualty insurance subsidiaries of Aetna for approximately $4.2 billion in cash. TAP is a holding company and has no direct operations. TAP's principal asset is the capital stock of its insurance subsidiaries.

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy liability obligations and/or rebalance asset portfolios. The Company's invested assets at June 30, 1997 totaled $29.6 billion, of which 85.8% was invested in fixed maturity investments, 3.6% in mortgage loans and real estate held for sale, 3.3% in common stocks and other equity securities and 7.3% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was
5.1 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $763 million, representing approximately 3.0% of the Company's fixed maturity investments as of June 30, 1997. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                           ------------------     ----------------
                                           1997          1996     1997        1996
                                           ----          ----     ----        ----
Average Yield (Annualized) .........       7.1%          7.3%     7.0%        7.0%

Cash flow needs at TAP include stockholder dividends and debt service. TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to borrow under a $500 million five-year revolving credit facility with a syndicate of banks that expires on December 19, 2001 (the Credit Facility). Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1997, this requirement was exceeded by approximately $3.0 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At June 30, 1997, there were no borrowings outstanding under this facility. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 1997, TAP had no commercial paper outstanding.

At June 30, 1997, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. The Company has received $145 million of dividends from its insurance subsidiaries during the first six months of 1997 and received an additional $100 million of dividends on July 1, 1997.

On June 23, 1997, the Company repurchased, in the aggregate, 6,600,102 shares of Class A Common Stock held by Aetna, J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the "Private Investors") for a total purchase price of approximately $240.8 million, representing a discount to the then current market price. The repurchases represent 20% of the holdings of each of the Private Investors. As part of the repurchase agreement, each of the Private Investors agreed to extend its contractual sale restrictions on 50% of the remaining shares held by the Private Investors for an additional period of approximately six months, to March 15, 1998. On July 24, 1996, TAP's Board of Directors had authorized the expenditure of up to $100 million for the repurchase of common stock. This transaction satisfied the Company's previously announced program to repurchase $100 million of its shares. The Company had repurchased in the open market approximately 1.17 million shares under the repurchase program, which was terminated.

On January 22, 1997, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, issued 414 thousand shares of the Company's Class A Common Stock and reissued 502 thousand shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated April 22, 1996, the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the first paragraph on page 21 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In July 1997, the Texas Department of Insurance issued a rule addressing the same premium calculation issues raised by the proposed intervenor class in Travelers Indemnity Company of Connecticut v. Texas Workers Compensation Insurance Facility. The Company believes that this rule, which requires that rebates be paid to certain 1991 to 1994 Texas workers compensation policyholders, exceeds the Department's authority. Accordingly, the Company has joined with several other insurers in an appeal proceeding, entitled Highlands Insurance Company v. Texas Department of Insurance, which was filed in July 1997 in the District Court of Travis County, Texas. In July 1997, a purported class action, entitled El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al., was filed in the U.S. District Court for the Southern District of Florida, with allegations similar to those in the two El Chico purported class actions filed earlier this year in Tennessee and Georgia. Plaintiffs seek unspecified monetary damages. The Company believes it has meritorious defenses to this action and intends to contest the allegations.

For information concerning the appeal of a Memorandum of Decision issued by the Connecticut Department of Insurance approving the acquisition by the Company of Aetna P&C, see the descriptions that appear in the second full paragraph on page 91 of the Company's Prospectus dated April 22, 1996, the first paragraph on page 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the second paragraph on page 21 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In June 1997, the Connecticut Supreme Court denied plaintiffs' request that it review the appellate court's dismissal of the appeal.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:

On April 17, 1997, the Company filed a Current Report on Form 8-K, dated April 17, 1997, reporting under Item 5 thereof certain additional financial information of the Company as of March 31, 1997.

No other reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997; however, on July 21, 1997, the Company filed a Current Report on Form 8-K, dated July 15, 1997, reporting under Item 5 thereof the results of its operations for the three months ended June 30, 1997, and certain other selected financial data.

                                  EXHIBIT INDEX



Exhibit                                                                Filing
Number    Description of Exhibit                                       Method
-------   ----------------------                                       ------
3.01      Restated Certificate of Incorporation of Travelers
          Property Casualty Corp. (formerly Travelers/Aetna
          Property Casualty Corp.) (the "Company"),
          Certificate of Designations, Powers, Preferences
          and Rights of 7.5% Redeemable Preferred Stock,
          Series Z, of the Company, Certificate of Amendment
          to the Restated Certificate of Incorporation,
          filed March 7, 1997, and Certificate of Amendment
          to the Restated Certificate of Incorporation,
          filed April 23, 1997, incorporated by reference to
          Exhibit 3.01 to the Company's Quarterly Report on
          Form 10-Q for the fiscal quarter ended March 31,
          1997 (File No. 1-14328) (the "Company's 3/31/97
          10-Q").

3.02      Restated By-laws of the Company, effective April
          23, 1997, incorporated by reference to Exhibit
          3.02 to the Company's 3/31/97 10-Q.

11.01     Computation of Earnings Per Share.                         Electronic

12.01     Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01     Financial Data Schedule.                                   Electronic

99.01     The paragraph that begins on page 90 and ends on
          page 91 of the Company's Prospectus dated April
          22, 1996, the paragraph that begins on page 54 and
          ends on page 55 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31,
          1996 (the "Company's 1996 10-K") and the first
          paragraph on page 21 of the Company's 3/31/97
          10-Q.                                                      Electronic

99.02     The second full paragraph on page 91 of the
          Company's Prospectus dated April 22, 1996, the
          first paragraph on page 55 of the Company's 1996
          10-K and the second paragraph on page 21 of the
          Company's 3/31/97 10-Q.                                    Electronic

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



                                         TRAVELERS PROPERTY CASUALTY CORP.



Date:    August 12, 1997                 By   /s/ William P. Hannon
                                            ------------------------------------
                                                  William P. Hannon
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:    August 12, 1997                 By   /s/ Thomas P. Shugrue
                                            ------------------------------------
                                                  Thomas P. Shugrue
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)