Form 10-K/A
period 1996-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-10-24
CIK 1010551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                  FORM 10-K/A-2

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

                     TRAVELERS/AETNA PROPERTY CASUALTY CORP.
                           (FORMER NAME OF REGISTRANT)

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K/A-2.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 23, 1997 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K/A-2.

                            EXPLANATORY  NOTE

This Form 10-K/A-2 is being filed to revise the sections entitled "Reserves" and "Environmental, Asbestos and Cumulative Injury Claims" in Item 1, and to make certain revisions to information incorporated in Items 7 and 8. To reflect those changes we have revised Exhibit 13.01 which is being refiled in its entirety, and have amended Item 14 accordingly. There have been no other changes to the text of the Form 10-K, which speaks as of the date of its original filing.

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

(See footnote on following page)

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

      The following table sets forth the year-end reserves from 1986 through 1996 and the subsequent changes in those reserves, presented on a historical basis for the Company. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1986-1995 have not been restated to include Aetna P&C's business. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table are presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1986-1996 year-end reserves and the subsequent changes in those reserves.

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

                                                                       YEAR ENDED DECEMBER 31,
                                     1986(a)        1987(a)       1988(a)       1989(a)       1990(a)      1991(a)       1992(a)
                                     -------------------------------------------------------------------------------------------
                                                                            (In millions)
Reserves for Loss and LAE
    Originally Estimated:            $5,743        $ 6,569       $ 6,954       $ 7,729       $ 8,022       $ 8,360       $ 8,955
Cumulative amounts paid as of
ONE YEAR LATER                        1,578          2,061         1,828         2,091         2,135         1,869         2,005
TWO YEARS LATER                       2,804          3,132         3,101         3,488         3,422         3,161         3,199
THREE YEARS LATER                     3,495          4,003         4,063         4,415         4,351         4,041         4,063
FOUR YEARS LATER                      4,079          4,666         4,710         5,095         4,996         4,706         4,662
FIVE YEARS LATER                      4,550          5,141         5,227         5,597         5,492         5,182
SIX YEARS LATER                       4,903          5,550         5,620         5,995         5,887
SEVEN YEARS LATER                     5,235          5,870         5,952         6,333
EIGHT YEARS LATER                     5,512          6,152         6,251
NINE YEARS LATER                      5,759          6,421
TEN YEARS LATER                       5,999

RESERVES REESTIMATED AS OF
ONE YEAR LATER                        5,846          6,732         7,080         7,832         8,128         8,362         9,058
TWO YEARS LATER                       6,062          6,890         7,243         7,929         8,197         8,637         9,139
THREE YEARS LATER                     6,227          7,057         7,405         8,077         8,592         8,906         9,183
FOUR YEARS LATER                      6,465          7,246         7,585         8,560         9,003         9,026         9,189
FIVE YEARS LATER                      6,607          7,466         8,098         8,991         9,159         9,123
SIX YEARS LATER                       6,828          7,988         8,531         9,189         9,295
SEVEN YEARS LATER                     7,379          8,411         8,715         9,328
EIGHT YEARS LATER                     7,763          8,567         8,871
NINE YEARS LATER                      7,936          8,732
TEN YEARS LATER                       8,057

CUMULATIVE DEFICIENCY
  (REDUNDANCY)                        2,314          2,163         1,917         1,599         1,273           763           234

Gross liability--end of year
Reinsurance recoverables

Net liability--end of year

Gross reestimated
  liability--latest

Reestimated reinsurance
  recoverables--latest

Net reestimated
  liability--latest

Gross cumulative
  deficiency (redundancy)

                                                           YEAR ENDED DECEMBER 31,
                                          1993(a)        1994(a)        1995(a)        1996(a)
                                          ----------------------------------------------------
                                                            (In millions)
Reserves for Loss and LAE
    Originally Estimated:                 $ 9,319        $ 9,712        $10,090        $21,816
Cumulative amounts paid as of
ONE YEAR LATER                              1,706          1,595          1,521
TWO YEARS LATER                             2,843          2,631
THREE YEARS LATER                           3,610
FOUR YEARS LATER
FIVE YEARS LATER
SIX YEARS LATER
SEVEN YEARS LATER
EIGHT YEARS LATER
NINE YEARS LATER
TEN YEARS LATER

Reserves reestimated as of
ONE YEAR LATER                              9,270          9,486          9,848
TWO YEARS LATER                             9,234          9,310
THREE YEARS LATER                           9,108
FOUR YEARS LATER
FIVE YEARS LATER
SIX YEARS LATER
SEVEN YEARS LATER
EIGHT YEARS LATER
NINE YEARS LATER
TEN YEARS LATER

Cumulative deficiency
  (redundancy)                               (211)          (402)          (242)

Gross liability--end of year              $14,638        $15,013        $15,213        $30,969
Reinsurance recoverables                    5,319          5,301          5,123          9,153
                                          ----------------------------------------------------
Net liability--end of year                $ 9,319        $ 9,712        $10,090        $21,816
                                          ====================================================

Gross reestimated
  liability--latest                       $14,495       $14,941         $14,894

Reestimated reinsurance
  recoverables--latest                      5,387         5,631           5,046
                                          -------       -------         -------
Net reestimated
  liability--latest                       $ 9,108       $ 9,310         $ 9,848
                                          =======       =======         =======
Gross cumulative
  deficiency (redundancy)                 $  (143)      $   (72)        $  (319)
                                          =======       =======         =======


(a) Reflects reserves of Travelers P&C, excluding Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and LAE recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to the operations of Travelers P&C and does not include Aetna P&C.

(b) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million acquired on April 2, 1996 and subsequent development thereon.


STATUTORY COMBINED RATIO INFORMATION

      The following table sets forth the statutory loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the Company

      The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income (e.g., service fee income) or expenses are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time, such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period. Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

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

     The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs on an insured-by-insured basis as opposed to a claim-by-claim basis. The nature of the resolution is through coverage litigation, which often pertains to more than one claim, as well as through a settlement with an insured. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

        The reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any, including number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

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

      To date, the Company generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve provision is appropriate. As of December 31, 1996, the Company, for approximately $1 billion, has resolved the environmental liabilities presented by 3,498 of the 4,981 policyholders who have tendered environmental claims to the Company. This resolution comprises 70% of the policyholders who have tendered such claims. The Company has reserves of approximately $950 million included in its bulk reserve relating to the remaining 1,483 policyholders
(30% of the total) with unresolved environmental claims, as well as for any other policyholder which may tender an environmental claim in the future.

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

      12.01       Computation of Ratio of Earnings to Fixed
                  Charges.

      13.01***    Pages 17 through 55 of the 1996 Annual Report to
                  Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to
                  Stockholders).                                                  Electronic

      21.01       Subsidiaries of the Registrant.

      23.01***    Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

      23.02***    Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
      23.03**     Accountants' consent to incorporation by reference of
                  report filed with Exhibit 99.05.

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

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan were filed as an exhibit to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

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

*** Filed with Form 10-K/A-2.


Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October, 1997.

                                    TRAVELERS PROPERTY CASUALTY CORP.
                                    (Registrant)

                                    By:  /s/ Thomas P. Shugrue
                                         --------------------------------------
                                         Thomas P. Shugrue
                                         Chief Accounting Officer

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

      12.01       Computation of Ratio of Earnings to Fixed
                  Charges.

      13.01***    Pages 17 through 55 of the 1996 Annual Report to
                  Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1996 Annual Report to
                  Stockholders).                                                  Electronic

      21.01       Subsidiaries of the Registrant.

      23.01***    Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

      23.02***    Consent of KPMG Peat Marwick LLP, Independent Certified         Electronic
                  Public Accountants.

     EXHIBIT                                                                      FILING
     NUMBER       DESCRIPTION OF EXHIBIT                                          METHOD
     -------      ----------------------                                          ------
      23.03**     Accountants' consent to incorporation by reference of
                  report filed with Exhibit 99.05.

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

The financial statements required by Form 11-K for 1996 for the Travelers Group 401(k) Savings Plan were filed as an exhibit to Form 10-K/A-1 pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

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

*** Filed with Form 10-K/A-2.


Except as otherwise indicated, all other exhibits were filed with the initial filing of the Form 10-K.