Form 10-Q
period 1997-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1997-11-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X /             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

/   /          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                  COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997:

                        CLASS A                65,088,734
                        CLASS B               328,020,170

                 TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                             Page No.
                                                                          --------
        Condensed Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 1997 and 1996              3

        Condensed Consolidated Balance Sheet -
         September 30, 1997 (Unaudited) and December 31, 1996                 4

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity (Unaudited) -
         Nine Months Ended September 30, 1997                                 5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1997 and 1996                        6

        Notes to Condensed Consolidated Financial Statements (Unaudited)      7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  12


                           Part II - Other Information


Item 1. Legal Proceedings                                                    26

Item 6. Exhibits and Reports on Form 8-K                                     26

Exhibit Index                                                                27

Signatures                                                                   28

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)


                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                         1997              1996              1997               1996
                                                       ------            ------            ------            -------
REVENUES

Premiums                                               $1,806            $1,818            $5,418            $ 4,311
Net investment income                                     528               493             1,535              1,161
Fee income                                                 90               101               279                294
Realized investment gains (losses)                         57                 2                58                (31)
Other revenues                                             26                38                79                 71
                                                       ------            ------            ------            -------
   Total revenues                                       2,507             2,452             7,369              5,806
                                                       ------            ------            ------            -------

CLAIMS AND EXPENSES

Claims and claim adjustment expenses                    1,363             1,442             4,111              3,979
Amortization of deferred acquisition costs                286               279               848                649
Interest expense                                           41                40               121                 78
General and administrative expenses                       350               338             1,039                983
                                                       ------            ------            ------            -------
   Total claims and expenses                            2,040             2,099             6,119              5,689
                                                       ------            ------            ------            -------

Income before federal income taxes                        467               353             1,250                117
Federal income taxes (benefit)                            140               106               374                (12)
                                                       ------            ------            ------            -------

Net income                                             $  327            $  247            $  876            $   129
                                                       ======            ======            ======            =======

Net income per share of common stock
   and common stock equivalents                        $ 0.83            $ 0.62            $ 2.21            $  0.35
                                                       ======            ======            ======            =======

Weighted average number of common shares
   outstanding and common stock equivalents             392.5             400.0             396.8              356.2
                                                       ======            ======            ======            =======


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)




                                                                                        September 30,         December 31,
                                                                                            1997                 1996
                                                                                          --------             --------
                                                                                         (Unaudited)
ASSETS
Fixed maturities, available for sale at fair value (cost, $25,441 and $24,052)            $ 26,265             $ 24,446
Equity securities, at fair value (cost, $982 and $756)                                       1,051                  779
Mortgage loans                                                                                 768                1,005
Real estate held for sale                                                                      183                  157
Short-term securities                                                                        1,745                2,311
Other investments                                                                              466                  666
                                                                                          --------             --------
  Total investments                                                                         30,478               29,364
                                                                                          --------             --------

Cash                                                                                           105                  106
Investment income accrued                                                                      398                  381
Premium balances receivable                                                                  2,918                2,976
Reinsurance recoverables                                                                     9,361                9,714
Deferred acquisition costs                                                                     495                  426
Deferred federal income taxes                                                                1,446                1,583
Contractholder receivables                                                                   1,987                1,828
Goodwill                                                                                     1,507                1,549
Other assets                                                                                 2,022                1,852
                                                                                          --------             --------
  Total assets                                                                            $ 50,717             $ 49,779
                                                                                          ========             ========

LIABILITIES
Claims and claim adjustment expense reserves                                              $ 30,610             $ 31,177
Unearned premium reserves                                                                    3,900                3,554
Contractholder payables                                                                      1,987                1,828
Commercial paper                                                                               127                   25
Long-term debt                                                                               1,249                1,249
Other liabilities                                                                            4,650                4,566
                                                                                          --------             --------
  Total liabilities                                                                         42,523               42,399
                                                                                          --------             --------

TAP - obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debt securities of TAP                                                          900                  900

STOCKHOLDERS' EQUITY
Common stock:
  Class A, $.01 par value, 700 million shares authorized;
     (issued shares, 72,393,407 and 71,979,829)                                                  1                    1
  Class B, $.01 par value, 700 million shares authorized,
     328,020,170 shares issued and outstanding                                                   3                    3
Additional paid-in capital                                                                   5,473                5,455
Retained earnings                                                                            1,536                  749
Treasury stock, at cost (shares, 7,298,577 and 406,860)                                       (266)                 (13)
Unrealized gain on investment securities, net of tax                                           573                  285
Unearned compensation                                                                          (26)                  --
                                                                                          --------             --------
  Total stockholders' equity                                                                 7,294                6,480
                                                                                          --------             --------
  Total liabilities and stockholders' equity                                              $ 50,717             $ 49,779
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

                                                               Nine Months Ended September 30, 1997
                                                               ------------------------------------
                                                            Amount                     Shares
                                                            ------                     ------
COMMON STOCK AND ADDITIONAL
  PAID-IN CAPITAL                                                             Class A             Class B
                                                                            -----------         -----------
Balance, beginning of period                                $ 5,459          71,979,829         328,020,170
Capital Accumulation Plan grant                                  18             413,578                  --
                                                            -------         -----------         -----------
Balance, end of period                                        5,477          72,393,407         328,020,170
                                                            -------         -----------         -----------

RETAINED EARNINGS

Balance, beginning of period                                    749
Net income                                                      876
Dividends                                                       (89)
                                                            -------
Balance, end of period                                        1,536
                                                            -------

TREASURY STOCK (at cost)

Balance, beginning of period                                    (13)           (406,860)
Treasury stock acquired                                        (268)         (7,357,516)
Capital Accumulation Plan grant, net of forfeitures              15             465,799
                                                            -------         -----------
Balance, end of period                                         (266)         (7,298,577)
                                                            -------         -----------

UNREALIZED GAIN ON INVESTMENT
  SECURITIES, NET OF TAX

Balance, beginning of period                                    285
Net change in unrealized gains and losses
  on investment securities, net of tax                          288
                                                            -------
Balance, end of period                                          573
                                                            -------

UNEARNED COMPENSATION

Balance, beginning of period                                     --
Issuance of restricted stock under Capital
  Accumulation Plan, net of forfeitures                         (33)
Restricted stock amortization                                     7
                                                            -------
Balance, end of period                                          (26)
                                                            -------
  Total stockholders' equity and shares outstanding         $ 7,294          65,094,830         328,020,170
                                                            =======         ===========         ===========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                       September 30,
                                                                       -------------
                                                                   1997             1996
                                                                 --------         --------
Net cash provided by operating activities                        $    462         $    903
                                                                 --------         --------

Cash flows from investing activities:
  Proceeds from maturities of investments
   Fixed maturities                                                 1,099              982
   Mortgage loans                                                     113               20
  Proceeds from sales of investments
   Fixed maturities                                                 8,059           11,162
   Equity securities                                                  365              403
   Mortgage loans                                                     178               23
   Real estate held for sale                                           49               15
  Purchase of investments
   Fixed maturities                                               (10,525)         (12,389)
   Equity securities                                                 (423)            (504)
   Mortgage loans                                                     (37)              --
  Short-term securities, (purchases) sales, net                       577           (1,594)
  Other investments, net                                               16             (108)
  Business acquisition                                                 --           (4,160)
  Securities transactions in course of settlement                     321              550
                                                                 --------         --------
      Net cash used in investing activities                          (208)          (5,600)
                                                                 --------         --------

Cash flows from financing activities:
  Issuance of commercial paper, net                                   102              388
  Issuance of long-term debt                                           --              900
  Borrowings on revolving line of credit                               --            2,650
  Payments on revolving line of credit                                 --           (2,650)
  Contribution from TIGI                                               --            1,138
  Purchase of treasury stock                                         (268)              --
  Private offering of common stock                                     --              525
  Initial public offering of common stock                              --              928
  Issuance of mandatorily redeemable preferred securities              --              900
  Issuance of Series Z preferred stock                                 --              540
  Redemptions of Series Z preferred stock                              --             (540)
  Dividends on Series Z preferred stock                                --               (4)
  Dividend to TIGI                                                    (74)             (25)
  Dividend to minority shareholders                                   (15)              (5)
                                                                 --------         --------
      Net cash provided by (used in) financing activities            (255)           4,745
                                                                 --------         --------

Net increase (decrease) in cash                                        (1)              48

Cash at beginning of period                                           106               51
                                                                 --------         --------
Cash at end of period                                            $    105         $     99
                                                                 ========         ========

Supplemental disclosure of cash flow information:
  Income taxes paid                                              $    506         $    104
                                                                 ========         ========
  Interest paid                                                  $    106         $     53
                                                                 ========         ========
Supplemental disclosure of business acquisition:
  Fair value of investments acquired                             $     --         $ 13,969
  Fair value of other assets acquired                                  --           10,386
  Claims and claim adjustment expense reserves assumed                 --          (16,907)
  Other liabilities assumed                                            --           (3,288)
                                                                 --------         --------
Business acquisition                                             $     --         $  4,160
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

   During the second quarter of 1996, the Company recorded charges related to the acquisition and integration of Aetna P&C. These charges resulted primarily from anticipated costs of the acquisition and the application of the Company's strategies, policies and practices to Aetna P&C reserves and include: $269 million after tax ($414 million before tax) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA), insurance products involving financial guarantees, and assumed reinsurance; a $55 million after tax ($84 million before tax) provision for an additional asbestos liability related to an existing settlement agreement with a policyholder of Aetna P&C; a $17 million after tax ($27 million before tax) charge related to premium collection issues; a $27 million after tax ($41 million before tax) provision for uncollectibility of reinsurance recoverables; and $23 million after tax ($35 million before tax) in lease and severance costs of Travelers P&C related to the restructuring plan for the acquisition.

   Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Aetna P&C Acquisition - Pro Forma Results of Operations

   The following unaudited pro forma information presents the results of operations of the Company and Aetna P&C for the nine months ended September 30, 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not indicative of what would have occurred had the acquisition and related transactions occurred on the date indicated, or of future results of the Company.

                                                              Nine Months Ended
   (in millions, except per share data)                     September 30, 1996 *
                                                            --------------------
   Revenues                                                        $7,414
   Net income                                                         322
   Net income per share of common stock                              0.81

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

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS 131.

4. Earnings Per Share

   Earnings per common share is based on the weighted average number of common shares and common stock equivalents outstanding during the period. For purposes of the computation of earnings per share for the three and nine months ended September 30, 1996, the weighted average number of common shares and common stock equivalents was computed by treating the common stock issued within a one-year period prior to the initial filing of the registration statement relating to the initial public offering (IPO) as outstanding for all reported periods. This amount was then reduced by the dilutive effect of such issuances of stock prior to the IPO determined by using the actual proceeds and the number of shares that could have been repurchased using the IPO price as the repurchase price for all periods presented. Fully diluted earnings per common share, assuming the dilutive effect of common stock equivalents, has not been presented because the effects are not significant.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Capital and Debt

   TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $3.1 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. At September 30, 1997, there were no borrowings outstanding under this facility. If the Company had borrowings on this facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At September 30, 1997, TAP had $127 million of commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

   The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. TAP received $245 million of dividends from its insurance subsidiaries during the first nine months of 1997.

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

   On October 24, 1997, the Company filed a registration statement covering 14,200,207 shares of Class A Common Stock (which includes an over-allotment option for 1,000,000 shares) which will be offered by the Private Investors. In order to permit the grant by the Private Investors to the underwriters in the offering of an over-allotment option to purchase up to an additional 1,000,000 shares in the aggregate, the Company waived the restricted period on such shares, the sale of which would otherwise be restricted until March 15, 1998. In the event that the option is not exercised or it is not exercised in full, those remaining shares will continue to be restricted. Except for underwriting commissions, all expenses incurred in connection with the offering will be paid by the Company. The Company will not receive any proceeds from the sale of the Class A Common Stock. The sale, assuming the over-allotment option is not exercised, will represent 50% of the remaining holdings of each of the Private Investors.

   On January 22, 1997, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, issued approximately 414,000 shares of the Company's Class A Common Stock and reissued approximately 502,000 shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participants, who are required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Commitments and Contingencies

   The Company recently finalized an agreement to settle the arbitration with underwriters at Lloyd's of London (Lloyd's) and certain London companies in New York State to enforce reinsurance contracts with respect to recoveries for certain asbestos claims. The dispute involved the ability of the Company to aggregate asbestos claims under a market agreement between Lloyd's and the Company or under the applicable reinsurance treaties. The outcome of this agreement will have no impact on earnings.

   In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993. The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, the Company believes that it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, the Company believes that the net receivable from reinsurance contracts is properly stated.

   It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

   The reserves carried for environmental and asbestos claims at September 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                            Three Months Ended             Nine Months Ended
(in millions, except per share data)                            September 30,                September 30,
                                                         ------------------------      ------------------------
                                                            1997           1996           1997           1996
                                                         ---------      ---------      ---------      ---------
Revenues                                                 $   2,507      $   2,452      $   7,369      $   5,806
                                                         =========      =========      =========      =========
Net income                                               $     327      $     247      $     876      $     129
                                                         =========      =========      =========      =========
EARNINGS PER SHARE:
Net income                                               $    0.83      $    0.62      $    2.21      $    0.35
                                                         =========      =========      =========      =========
Weighted average number of common
  shares outstanding and common stock equivalents            392.5          400.0          396.8          356.2
                                                         ---------      ---------      ---------      ---------

Consolidated Results of Operations for the Three Months Ended September 30, 1997 and 1996

Net income for the third quarter of 1997 was $327 million or $0.83 per share compared to $247 million or $0.62 per share in the third quarter of 1996. Operating earnings, which exclude realized investment gains, were $290 million or $0.74 per share in the third quarter of 1997, an increase of $44 million or $0.12 per share from $246 million or $0.62 per share in the third quarter of 1996. The increase in operating earnings was primarily the result of increased net investment income, a lower level of catastrophe losses and continued favorable prior year reserve development in personal automobile lines.

Revenues of $2.507 billion in the third quarter of 1997 increased $55 million from $2.452 billion in the third quarter of 1996. This increase was primarily attributable to a $55 million increase in realized investment gains.

Net investment income was $528 million in the third quarter of 1997, an increase of $35 million from the third quarter of 1996, reflecting the higher level of invested assets in the third quarter of 1997.

National Accounts within Commercial Lines is the primary source of fee income due to its service business. Fee income for the third quarter of 1997 was $90 million, an $11 million decrease from the third quarter of 1996. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by the Company writing more service fee-based product versus premium-based product.

Claims and expenses of $2.040 billion in the third quarter of 1997 decreased $59 million from the third quarter of 1996. The decrease was primarily attributable to the absence of catastrophe losses in the third quarter of 1997 compared to $55 million (pre-tax) of catastrophe losses in the third quarter of 1996.

The Company's effective tax rate was 30% in the third quarter of 1997 and 1996. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:

                                                         Three Months Ended   Three Months Ended
                                                         September 30, 1997   September 30, 1996
                                                         ------------------   ------------------
Statutory:
   Loss and loss adjustment expense (LAE) ratio .....            71.8%                75.7%
   Underwriting expense ratio .......................            30.8                 31.0
   Combined ratio before policyholder dividends .....           102.6                106.7
   Combined ratio ...................................           103.4                107.4
GAAP:
   Loss and LAE ratio ...............................            71.6%                75.7%
   Underwriting expense ratio .......................            30.3                 30.1
   Combined ratio before policyholder dividends .....           101.9                105.8
   Combined ratio ...................................           102.9                106.4

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

The decrease in the 1997 third quarter statutory and GAAP combined ratios compared to the 1996 third quarter statutory and GAAP combined ratios was primarily due to lower catastrophe losses and the favorable prior year reserve development in personal auto lines.

Consolidated Results of Operations for the Nine Months Ended September 30, 1997 and 1996

Net income for the nine months ended September 30, 1997 was $876 million or $2.21 per share compared to $129 million or $0.35 per share for the nine months ended September 30, 1996. This $747 million increase in net income was primarily due to charges related to the acquisition and integration of Aetna P&C by the Company in the second quarter of 1996 consisting of $269 million after tax ($414 million before tax) in reserve increases, net of reinsurance, related primarily to cumulative injury claims other than asbestos (CIOTA), insurance products involving financial guarantees, and assumed reinsurance; a $55 million after tax ($84 million before tax) provision for an additional asbestos liability related to an existing settlement agreement with a policyholder of Aetna P&C; a $17 million after tax ($27 million before tax) charge related to premium collection issues; a $27 million after tax ($41 million before tax) provision for uncollectibility of reinsurance recoverables; and $23 million after tax ($35 million before tax) in lease and severance costs of Travelers P&C related to the restructuring plan and the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996. Excluding realized investment gains (losses) and the acquisition-related charges, operating income was $838 million or $2.11 per share in the nine months ended September 30, 1997 compared to $540 million or $1.51 per share in the nine months ended September 30, 1996. The increase in operating income in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was due to the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996, increased net investment income, lower catastrophe losses and continued favorable prior year reserve development in personal auto lines.

The statutory and GAAP combined ratios were as follows:

                                                            Nine Months Ended    Nine Months Ended
                                                           September 30, 1997    September 30, 1996
                                                           ------------------    ------------------
Statutory:
   Loss and LAE ratio ...............................            72.7%                89.8%
   Underwriting expense ratio .......................            29.6                 31.4
   Combined ratio before policyholder dividends .....           102.3                121.2
   Combined ratio ...................................           103.0                121.7
GAAP:
   Loss and LAE ratio ...............................            72.4%                88.2%
   Underwriting expense ratio .......................            29.1                 32.5
   Combined ratio before policyholder dividends .....           101.5                120.7
   Combined ratio ...................................           102.1                121.3

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decrease in the first nine months of 1997 statutory and GAAP combined ratios before policyholder dividends from the first nine months of 1996 was primarily attributable to charges taken in the second quarter of 1996 related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the nine months ended September 30, 1996 would have been 107.5% and 107.7%, respectively. The decrease in the first nine months of 1997 statutory and GAAP combined ratios from the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire nine months compared to only six months in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business. In addition, the first nine months of 1997 statutory and GAAP combined ratios were lower than the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges due to lower catastrophe losses and the favorable prior year reserve development in personal auto lines.

The other consolidated operating trends for the nine months ended September 30, 1997 and 1996 are substantially the same as noted above for the quarters then ended, after taking into consideration the inclusion of Aetna P&C for the entire nine months of 1997 compared to only six months of 1996.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Commercial Lines


(in millions)                           Three Months Ended   Three Months Ended
                                        September 30, 1997   September 30, 1996
                                        ------------------   ------------------
Revenues ..........................           $1,651              $1,669
Net income ........................           $  255              $  203

Commercial Lines net income in the 1997 third quarter was $255 million compared to $203 million in the 1996 third quarter. This increase was due to higher realized investment gains, higher net investment income, expense savings and lower catastrophe losses. Excluding realized investment gains, Commercial Lines operating income was $224 million in the third quarter of 1997 compared to $203 million in the third quarter of 1996.

Commercial Lines net written premiums for the third quarter of 1997 totaled $1.176 billion, down $41 million from $1.217 billion for the third quarter of 1996, reflecting the highly competitive conditions in the marketplace and the Company's continuing selective underwriting.

Fee income in the third quarter of 1997 was $90 million, an $11 million decrease from the third quarter of 1996. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by the Company writing more service fee-based product versus premium-based product.

A significant component of Commercial Lines is National Accounts, which works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which covers primarily workers' compensation products and services to voluntary and involuntary pools. National Accounts net written premiums of $151 million in the third quarter of 1997 decreased $90 million from the third quarter of 1996. This decrease was primarily due to a decrease in the Company's level of involuntary pool participation as well as National Accounts writing less premium-based product versus service fee-based product and the competitive marketplace. In the third quarter of 1997, National Accounts new business was moderately higher and the business retention ratio was significantly higher in the third quarter of 1997 when compared to the third quarter of 1996. Both the amount of new business and the business retention ratio were unusually low in the third quarter of 1996. Premiums from involuntary pools are not included in the amount of new business or the business retention ratio.

Commercial Accounts serves mid-sized businesses through a network of independent agencies and brokers. Commercial Accounts net written premiums were $502 million in the 1997 third quarter compared to $451 million in the 1996 third quarter. In the third quarter of 1997, new premium business in Commercial Accounts was significantly higher than in the third quarter of 1996. This increase reflects continued growth through programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio was also significantly higher in the third quarter of 1997 than in the third quarter of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $354 million in the third quarter of 1997 compared to $345 million in the third quarter of 1996. New premium business in Select Accounts was virtually the same in the third quarter of 1997 as in the third quarter of 1996. Select Accounts business retention ratio was moderately higher in the third quarter of 1997 than in the third quarter of 1996. Select Accounts continues to benefit from the broader industry and product line expertise of the combined company, partially offset by the competitive marketplace.

Specialty Accounts markets products to national, midsize and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $169 million in the 1997 third quarter compared to $180 million in the 1996 third quarter. This decrease primarily reflects lower directors' and officers' liability insurance writings due to the termination of an exclusive arrangement with a managing general agent.

Commercial Lines claims and expenses of $1.290 billion in the third quarter of 1997 decreased $91 million from the third quarter of 1996. This decrease was due to expense savings and favorable loss development in certain workers' compensation, general liability and commercial auto lines; however, since the business to which it relates is subject to premium adjustments on retrospectively rated policies, the net impact of the favorable loss development on results of operations is not significant.

There were no catastrophe losses in the third quarter of 1997 compared to $16 million, net of taxes and reinsurance, in the third quarter of 1996. The 1996 catastrophe losses were primarily due to Hurricane Fran.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                        Three Months Ended   Three Months Ended
                                                        September 30, 1997   September 30, 1996
                                                        ------------------   ------------------
Statutory:
   Loss and LAE ratio .........................                77.3%                76.8%
   Underwriting expense ratio .................                31.9                 32.2
   Combined ratio before policyholder dividends               109.2                109.0
   Combined ratio .............................               110.6                110.1
GAAP:
   Loss and LAE ratio .........................                77.0%                76.7%
   Underwriting expense ratio .................                31.0                 31.8
   Combined ratio before policyholder dividends               108.0                108.5
   Combined ratio .............................               109.7                109.4

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the third quarter 1997 combined ratio before policyholder dividends for Commercial Lines from the third quarter of 1996 was primarily attributable to a decline in earned premiums due to the competitive marketplace. The decrease in the third quarter 1997 GAAP combined ratio before policyholder dividends from the 1996 third quarter was primarily attributable to expense reductions in the 1997 third quarter, partially offset by a higher loss and loss adjustment expense in the third quarter of 1997.


Personal Lines

(in millions)                          Three Months Ended      Three Months Ended
                                       September 30, 1997      September 30, 1996
                                       ------------------      ------------------
Revenues ..........................            $853                  $781
Net income ........................            $101                  $ 72

Net income in the third quarter of 1997 increased $29 million to $101 million from $72 million in the third quarter of 1996. Excluding realized investment gains, Personal Lines operating income was $95 million in the third quarter of 1997 compared to $71 million in the third quarter of 1996. These increases primarily reflect lower catastrophe losses and continued favorable prior year reserve development in the automobile line.

Net written premiums in the third quarter of 1997 were $775 million, compared to $668 million in the third quarter of 1996. This increase reflects growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE(R) programs, partially offset by reductions due to catastrophe management strategies. Business retention continued to be strong.

Personal Lines claims and expenses of $702 million in the 1997 third quarter increased $30 million from the 1996 third quarter. This increase was primarily the result of higher production-related expenses associated with the growth in premiums, partially offset by lower catastrophe losses and the continued favorable prior year reserve development in the automobile line.

There were no catastrophe losses in the third quarter of 1997 compared to $20 million of catastrophe losses, after taxes and reinsurance, in the third quarter of 1996. The catastrophe losses in the third quarter of 1996 were primarily from Hurricane Fran.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                  Three Months Ended       Three Months Ended
                                                  September 30, 1997       September 30, 1996
                                                  ------------------       ------------------
Statutory:
   Loss and LAE ratio........................            63.9%                   73.9%
   Underwriting expense ratio................            29.1                    28.6
   Combined ratio............................            93.0                   102.5
GAAP:
   Loss and LAE ratio........................            63.9%                   73.9%
   Underwriting expense ratio................            29.3                    27.0
   Combined ratio............................            93.2                   100.9

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the combined ratios in 1997 from 1996 was due to lower catastrophe losses and the favorable prior year reserve development in personal auto lines.

Corporate and Other

(in millions)                                 Three Months Ended      Three Months Ended
                                              September 30, 1997      September 30, 1996
                                              ------------------      ------------------
Revenues...................................         $    3               $    2
Net income (loss)..........................         $  (29)              $  (28)

The primary component of net income (loss) for the 1997 and 1996 third quarter was interest expense of $27 million and $26 million after tax, respectively, reflecting financing costs associated with the acquisition of Aetna P&C.

SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Commercial Lines

(in millions)                                Nine Months Ended      Nine Months Ended
                                             September 30, 1997     September 30, 1996
                                             ------------------     ------------------
Revenues............................              $4,887                 $3,889
Net income..........................              $  666                 $   42

Net income in the first nine months of 1997 was $666 million compared to $42 million in the first nine months of 1996. Excluding realized investment gains (losses) and acquisition-related charges, Commercial Lines operating income was $627 million in the nine months ended September 30, 1997 compared to $441 million in the nine months ended September 30, 1996. This increase was due to the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996, higher net investment income and expense savings associated with the acquisition and integration of Aetna P&C.

Commercial Lines net written premiums in the first nine months of 1997 totaled $3.656 billion, up $721 million from $2.935 billion in the first nine months of 1996 (excluding an adjustment associated with a reinsurance transaction in 1996), reflecting the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996 and a $142 million increase due to a change to conform the Aetna P&C method of recording certain net written premiums within Commercial Lines to the method employed by The Travelers Indemnity Company and its subsidiaries (Travelers P&C). This increase was offset in part by the highly competitive conditions in the marketplace and the Company's selective underwriting focus.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Lines net written premiums in the first nine months of 1997 totaled $3.656 billion, up $115 million from $3.541 billion in the first nine months of 1996. This increase was primarily attributable to the change to conform the Aetna P&C method with the Travelers P&C method of recording net written premiums partially offset by the competitive marketplace.

Fee income in the first nine months of 1997 was $279 million, a $15 million decrease from the first nine months of 1996. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improves and insureds move to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by the acquisition of Aetna P&C and the Company writing more service fee-based product versus premium-based product.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), National Accounts net written premiums were $522 million in the first nine months of 1997 compared to $666 million in the first nine months of 1996. This reduction was primarily due to a decrease in the Company's level of involuntary pool participation, National Accounts writing less premium-based products versus service fee-based products and the competitive marketplace. National Accounts new business in the first nine months of 1997 was moderately higher than in the first nine months of 1996. National Accounts business retention ratio was significantly higher in the first nine months of 1997 than in the first nine months of 1996, reflecting an unusually low retention ratio in the first and third quarters of 1996.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Commercial Accounts net written premiums were $1.516 billion in the first nine months of 1997 compared to $1.272 billion in the first nine months of 1996. This increase reflected $127 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums and the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by the competitive marketplace. In the first nine months of 1997, new premium business in Commercial Accounts has significantly improved compared to the first nine months of 1996, reflecting continued growth in programs designed to leverage underwriting experience in specific industries. The Commercial Accounts business retention ratio in the first nine months of 1997 has significantly improved compared to the first nine months of 1996. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Select Accounts net written premiums of $1.087 billion in the first nine months of 1997 were $11 million above the premium levels for the first nine months of 1996. This increase reflected $15 million due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums, partially offset by a decrease due to the competitive marketplace. New premium business in Select Accounts was moderately higher in the first nine months of 1997 than in the first nine months of 1996 reflecting an increase due to the acquisition of Aetna P&C, partially offset by a decrease due to the competitive marketplace. The Select Accounts business retention ratio was moderately higher in the first nine months of 1997 than in the comparable 1996 period, reflecting the broader industry and product line expertise of the combined company.

On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Specialty Accounts net written premiums were $530 million in the first nine months of 1997 compared to $527 million in the first nine months of 1996. The growth is primarily attributable to increased writings of its excess and surplus lines business, partially offset by lower directors' and officers' liability insurance writings due to the termination of an exclusive arrangement with a managing general agent.

Commercial Lines claims and expenses of $3.950 billion in the first nine months of 1997 increased $56 million from the first nine months of 1996. This increase was primarily attributable to the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996, partly offset by the net acquisition-related charges and financing costs associated with the acquisition in 1996.

Catastrophe losses, net of taxes and reinsurance, were $5 million and $23 million in the first nine months of 1997 and 1996, respectively. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter. The 1996 catastrophe losses were due to winter storms in the first quarter and Hurricane Fran in the third quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                          Nine Months Ended      Nine Months Ended
                                                          September 30, 1997     September 30, 1996
                                                          ------------------     ------------------
Statutory:
   Loss and LAE ratio.................................           79.0%                100.1%
   Underwriting expense ratio.........................           30.3                  32.9
   Combined ratio before policyholder dividends.......          109.3                 133.0
   Combined ratio.....................................          110.4                 133.8
GAAP:
   Loss and LAE ratio.................................           78.4%                 97.3%
   Underwriting expense ratio.........................           29.9                  35.0
   Combined ratio before policyholder dividends.......          108.3                 132.3
   Combined ratio.....................................          109.4                 133.2

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. In addition, the purchase accounting adjustments recorded for GAAP in connection with the Aetna P&C acquisition resulted in a statutory charge in 1996.

The decreases in the first nine months of 1997 statutory and GAAP combined ratios for Commercial Lines compared to the first nine months of 1996 were primarily attributable to the 1996 charges related to the acquisition and integration of Aetna P&C. Excluding these amounts, the statutory and GAAP combined ratios before policyholder dividends for the nine months ended September 30, 1996 would have been 110.7% and 111.1%, respectively. The decrease in the first nine months of 1997 statutory and GAAP combined ratios compared to the first nine months of 1996 statutory and GAAP combined ratios excluding acquisition-related charges was generally due to the inclusion in 1997 of Aetna P&C's results for the entire nine months compared to only six months in 1996. Aetna P&C has historically had a higher underwriting expense ratio, partially offset by a lower loss ratio, which reflects the mix of business including the favorable effect of the lower loss ratio of the Bond business.

Personal Lines

(in millions)                            Nine Months Ended      Nine Months Ended
                                         September 30, 1997     September 30, 1996
                                         ------------------     ------------------
Revenues.............................         $2,473                $1,903
Net income...........................         $  303                $  146

Net income in the first nine months of 1997 of $303 million increased $157 million from $146 million in the first nine months of 1996. Excluding realized investment gains (losses) and acquisition-related charges, Personal Lines operating income was $304 million in the first nine months of 1997 compared to $158 million in the first nine months of 1996. These increases primarily reflect the inclusion in 1997 of Aetna P&C for the entire nine months compared to only six months in 1996, reduced catastrophe losses and continued favorable prior year reserve development in personal auto lines.

Net written premiums in the first nine months of 1997 were $2.295 billion, compared to $1.685 billion in the first nine months of 1996. This increase primarily reflects the acquisition of Aetna P&C and, to a lesser extent, lower ceded premiums due to a change in a reinsurance arrangement in January 1997, growth in target markets served by independent agents and growth in the affinity marketing and TRAVELERS SECURE(R) programs. Business retention continued to be strong. On a combined total basis including Aetna P&C (for periods prior to April 2, 1996 for comparative purposes only), Personal Lines net written premiums in the first nine months of 1996 totaled $2.001 billion.

Personal Lines claims and expenses of $2.018 billion in the first nine months of 1997 increased $329 million from the first nine months of 1996. This increase was primarily attributable to the inclusion of Aetna P&C's operations for the entire nine months of 1997 compared to only six months of 1996 and higher production-related expenses associated with the growth in premiums, partially offset by lower catastrophe losses and continued favorable prior year reserve development in the automobile line.

Catastrophe losses, after taxes and reinsurance, were $5 million in the first nine months of 1997 compared to $52 million in the first nine months of 1996. The 1996 catastrophe losses were primarily due to Hurricane Fran as well as first quarter winter storms and second quarter hail and wind storms.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                Nine Months Ended      Nine Months Ended
                                                September 30, 1997     September 30, 1996
                                                ------------------     ------------------
Statutory:
   Loss and LAE ratio........................          63.3%                  73.3%
   Underwriting expense ratio................          28.6                   28.8
   Combined ratio............................          91.9                  102.1
GAAP:
   Loss and LAE ratio........................          63.3%                  73.6%
   Underwriting expense ratio................          28.0                   28.3
   Combined ratio............................          91.3                  101.9

The decrease in the combined ratios in 1997 compared to 1996 was due to the favorable prior year reserve development in personal auto lines, lower catastrophe losses and expense reductions.

Corporate and Other

(in millions)                               Nine Months Ended       Nine Months Ended
                                            September 30, 1997      September 30, 1996
                                            ------------------      ------------------
Revenues..........................                $    9                 $   14
Net income (loss).................                $  (93)                $  (59)

The primary component of net income (loss) in the nine months ended September 30, 1997 and 1996 was interest expense of $79 million and $51 million after tax, respectively, reflecting financing costs associated with the acquisition of Aetna P&C in the second quarter of 1996.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 1997, approximately 15% of the net environmental reserve (i.e., approximately $173 million) is case reserves for resolved claims. The balance, approximately 85% of the net environmental reserve (i.e., approximately $990 million), is carried in a bulk reserve and includes incurred but not yet reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996.

Environmental Losses

(in millions)                                Nine Months Ended         Nine Months Ended
                                            September 30, 1997         September 30, 1996
                                            ------------------         ------------------
Beginning reserves:
  Direct .........................               $ 1,369                     $   454
  Ceded ..........................                  (127)                        (50)
                                                 -------                     -------
   Net ...........................                 1,242                         404
Acquisition of Aetna P&C:
  Direct .........................                    --                         938
  Ceded ..........................                    --                         (24)
Incurred losses and loss expenses:
  Direct .........................                    55                          82
  Ceded ..........................                    (1)                        (31)
Losses paid:
  Direct .........................                   181                         113
  Ceded ..........................                   (48)                        (20)
Ending reserves:
  Direct .........................                 1,243                       1,361
  Ceded ..........................                   (80)                        (85)
                                                 -------                     -------
   Net ...........................               $ 1,163                     $ 1,276
                                                 =======                     =======

ASBESTOS CLAIMS

At September 30, 1997, approximately 26% of the net asbestos reserve (i.e., approximately $274 million) is for pending asbestos claims. The balance, approximately 74% (i.e., approximately $790 million) of the net asbestos reserves, represents incurred but not yet reported losses.

The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses

(in millions)                               Nine Months Ended      Nine Months Ended
                                            September 30, 1997     September 30, 1996
                                            ------------------     ------------------
Beginning reserves:
  Direct .........................               $ 1,443                $   695
  Ceded ..........................                  (370)                  (293)
                                                 -------                -------
   Net ...........................                 1,073                    402
Acquisition of Aetna P&C:
  Direct .........................                    --                    776
  Ceded ..........................                    --                   (116)
Incurred losses and loss expenses:
  Direct .........................                    60                     83
  Ceded ..........................                   (15)                    (8)
Losses paid:
  Direct .........................                   114                    135
  Ceded ..........................                   (60)                   (58)
Ending reserves:
  Direct .........................                 1,389                  1,419
  Ceded ..........................                  (325)                  (359)
                                                 -------                -------
   Net ...........................               $ 1,064                $ 1,060
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

The reserves carried for environmental and asbestos claims at September 30, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 1997, approximately 19% of the net CIOTA reserve (i.e., approximately $204 million) is for pending CIOTA claims. The balance, approximately 81% (i.e., approximately $893 million) of the net CIOTA reserves, represents incurred but not yet reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 1997 and 1996. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses

(in millions)                               Nine Months Ended      Nine Months Ended
                                            September 30, 1997     September 30, 1996
                                            ------------------     ------------------
Beginning reserves:
  Direct .........................               $ 1,560                $   374
  Ceded ..........................                  (446)                    --
                                                 -------                -------
  Net ............................                 1,114                    374
Acquisition of Aetna P&C:
  Direct .........................                    --                    709
  Ceded ..........................                    --                   (293)
Incurred losses and loss expenses:
  Direct .........................                    26                    557
  Ceded ..........................                    (6)                  (155)
Losses paid:
  Direct .........................                    51                     53
  Ceded ..........................                   (14)                    (7)
Ending reserves:
  Direct .........................                 1,535                  1,587
  Ceded ..........................                  (438)                  (441)
                                                 -------                -------
   Net ...........................               $ 1,097                $ 1,146
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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy liability obligations and/or rebalance asset portfolios. The Company's invested assets at September 30, 1997 totaled $30.5 billion, of which 86.2% was invested in fixed maturity investments, 3.1% in mortgage loans and real estate held for sale, 3.4% in common stocks and other equity securities and 7.3% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was
5.2 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $798 million, representing 3.0% of the Company's fixed maturity investments as of September 30, 1997. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                             -------------           -------------
                                          1997         1996       1997       1996
                                          ----         ----       ----       ----
Average Yield (Annualized)                7.4%         7.5%       7.1%      7.0%

Cash flow needs at TAP include stockholder dividends and debt service. TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to borrow under a $500 million five-year revolving credit facility with a syndicate of banks that expires on December 19, 2001 (the Credit Facility). Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1997, this requirement was exceeded by approximately $3.1 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At September 30, 1997, there were no borrowings outstanding under this facility. If the Company had borrowings on the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 1997, TAP had $127 million outstanding under its commercial paper program.

At September 30, 1997, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $647 million in 1997 without prior approval of the Connecticut Insurance Department. The Company has received $245 million of dividends from its insurance subsidiaries during the first nine months of 1997.

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

On October 24, 1997, the Company filed a registration statement covering 14,200,207 shares of Class A Common Stock (which includes an over-allotment option for 1,000,000 shares) which will be offered by the Private Investors. In order to permit the grant by the Private Investors to the underwriters in the offering of an over-allotment option to purchase up to an additional 1,000,000 shares in the aggregate, the Company waived the restricted period on such shares, the sale of which would otherwise be restricted until March 15, 1998. In the event that the option is not exercised or it is not exercised in full, those remaining shares will continue to be restricted. Except for underwriting commissions, all expenses incurred in connection with the offering will be paid by the Company. The Company will not receive any proceeds from the sale of the Class A Common Stock. The sale, assuming the over-allotment option is not exercised, will represent 50% of the remaining holdings of each of the Private Investors.

On January 22, 1997, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, issued approximately 414,000 shares of the Company's Class A Common Stock and reissued approximately 502,000 shares of treasury stock in the form of restricted stock to participating officers and other key employees. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

For information concerning actions filed against several insurance companies and industry organizations relating to service fee charges and premium calculations on certain workers' compensation insurance, see the descriptions that appear in the paragraph that begins on page 90 and ends on page 91 of the Company's Prospectus dated April 22, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In September 1997, Amundson & Associates Art Studio v. NCCI, et al. was remanded to District Court, Wyandotte County, Kansas. In August 1997, all pending motions to dismiss were denied in South Carolina ex rel. Medlock v. NCCI. In October 1997, El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al. was remanded to Superior Court, Richmond County, Georgia.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS:

         See Exhibit Index.

         (b)   REPORTS ON FORM 8-K:

On July 21, 1997, the Company filed a Current Report on Form 8-K, dated July 15, 1997, reporting under Item 5 thereof the results of its operations for the three and six months ended June 30, 1997, and certain other selected financial data.

No other reports on Form 8-K were filed during the quarter ended September 30, 1997; however, on October 14, 1997, the Company filed a Current Report on Form 8-K, dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three and nine months ended September 30, 1997, and certain other selected financial data.

                                  EXHIBIT INDEX
                                  -------------

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

3.02 Restated By-laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97
            10-Q.

10.01       Travelers Property Casualty Corp. Capital Accumulation Plan (as
            amended through July 23, 1997).                                         Electronic

11.01       Computation of Earnings Per Share.                                      Electronic

12.01       Computation of Ratio of Earnings to Fixed Charges.                      Electronic

27.01       Financial Data Schedule.                                                Electronic

99.01       The paragraph that begins on page 90 and ends on page 91 of the
            Company's Prospectus dated April 22, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the
            fiscal quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1996.               Electronic

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



                                          TRAVELERS PROPERTY CASUALTY CORP.



Date: November 11, 1997                   By  /s/ William P. Hannon
                                              ----------------------
                                                  William P. Hannon
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date: November 11, 1997                   By  /s/ Thomas P. Shugrue
                                              ----------------------
                                                  Thomas P. Shugrue
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

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

3.02 Restated By-laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97
            10-Q.

10.01       Travelers Property Casualty Corp. Capital Accumulation Plan (as
            amended through July 23, 1997).                                         Electronic

11.01       Computation of Earnings Per Share.                                      Electronic

12.01       Computation of Ratio of Earnings to Fixed Charges.                      Electronic

27.01       Financial Data Schedule.                                                Electronic

99.01       The paragraph that begins on page 90 and ends on page 91 of the
            Company's Prospectus dated April 22, 1996, the first paragraph on page 25 of the Company's Quarterly Report on Form 10-Q for the
            fiscal quarter ended September 30, 1996 and the paragraph that begins on page 54 and ends on page 55 of the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1996.               Electronic

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.