Form 10-K405
period 1997-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1998-03-24
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-14328

                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              06-1445591
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (860) 277-0111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                -------------------                              -----------------------------------------
                  CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE                         NEW YORK STOCK EXCHANGE
                          6-3/4% NOTES DUE APRIL 15, 2001                                 NEW YORK STOCK EXCHANGE
             8.08% TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST (AND                    NEW YORK STOCK EXCHANGE
                    REGISTRANT'S GUARANTY WITH RESPECT THERETO)
               8% TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST (AND                     NEW YORK STOCK EXCHANGE
                    REGISTRANT'S GUARANTY WITH RESPECT THERETO)

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 4, 1998 WAS APPROXIMATELY $2.76 BILLION.

AS OF MARCH 4, 1998, 65,828,627 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE, AND 328,020,170 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 22, 1998 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                        TRAVELERS PROPERTY CASUALTY CORP.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                 PAGE

         PART I

1.       Business..............................................................1
2.       Properties...........................................................52
3.       Legal Proceedings....................................................53
4.       Submission of Matters to a Vote of Security Holders..................55

         PART II

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters........................................55
6.       Selected Financial Data..............................................56
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................56
7A.      Quantitative and Qualitative Disclosures About Market Risk...........56
8.       Financial Statements and Supplementary Data..........................56
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................56

         PART III

10.      Directors and Executive Officers of the Registrant...................57
11.      Executive Compensation...............................................57
12.      Security Ownership of Certain Beneficial Owners
           and Management.....................................................57
13.      Certain Relationships and Related Transactions.......................57

         PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K........................................................58
         Exhibit Index........................................................59
         Signatures...........................................................63
         Index to Consolidated Financial Statements and Schedules............F-1

                                     PART I



ITEM 1.       BUSINESS.


         Travelers Property Casualty Corp. is a property-casualty insurance holding company engaged, through its subsidiaries, principally in two business segments: Commercial Lines, which includes Specialty Accounts, and Personal Lines. The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. Except as the context otherwise requires, as used herein the "Company" refers to Travelers Property Casualty Corp. and its consolidated subsidiaries.

         Travelers Property Casualty Corp. was formed in January 1996 to hold the property and casualty insurance subsidiaries (collectively, "Travelers P&C") of The Travelers Insurance Group Inc. ("TIGI"), an indirect wholly-owned subsidiary of Travelers Group Inc. ("Travelers Group"). On April 2, 1996, the Company purchased from Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) ("Travelers Casualty") and The Standard Fire Insurance Company ("Standard Fire"), Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.2 billion in cash. The acquisition of Aetna P&C (the "Acquisition") was treated as a purchase and, accordingly, the Company's consolidated financial statements include the results of Aetna P&C's operations only from the date of the Acquisition. For additional information about the Acquisition, the public offering and other related transactions, see Note 2 of Notes to Consolidated Financial Statements.

         Travelers Group owns approximately 83% of the Company's outstanding common stock. Travelers Group is a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services, including Asset Management; (ii) Consumer Finance Services; (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services (primarily through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

         The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

         This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services; (ii) a description of the Corporate and Other segment; and (iii) certain other information.(1) A glossary of insurance terms is included beginning on page 43.

COMMERCIAL LINES

         The Company is the third largest writer of commercial lines insurance in the United States based on 1996 direct written premiums published by A.M. Best Company ("A.M. Best"). The Company's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses; Select Accounts, serving small businesses and individuals with commercial exposures; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry. The Company distributes its commercial products through approximately 5,200 brokers and independent agencies located throughout the United States. In 1997, Commercial Lines generated net written premiums of $4.8 billion.

         SELECTED PRODUCT AND MARKET INFORMATION

         The table on the next page sets forth by product line and market net written premiums for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table, see "-- Product Lines" and "-- Principal Markets and Methods of Distribution," respectively.

         Many National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the table below.

         Because the Acquisition occurred on April 2, 1996, the Company's results of operations for periods prior to April 2, 1996 do not include the results of Aetna P&C. Accordingly, premium and other operational information provided for the Company's combined businesses prior to such time has been included below for informational purposes only. As used herein,


--------
(1) Certain items in this Form 10-K, including certain matters discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the section under the heading "Outlook" and in the Forward Looking Statements section of the MD&A.

unless the context otherwise requires, "combined" refers to the operations of both Travelers P&C and Aetna P&C, without regard to the date of the Acquisition.

                          COMBINED NET WRITTEN PREMIUMS






                                                                                  PERCENTAGE OF TOTAL
                                                                                 NET WRITTEN PREMIUMS
                                                YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                -----------------------
                                          1997          1996          1995                  1997
                                          ----          ----          ----                  ----
                                                 (Dollars in millions)
NET WRITTEN PREMIUMS BY PRODUCT
LINE:
   Workers' compensation                   $1,176       $ 1,223       $ 1,312               24.7%
   Commercial multi-peril                   1,037         1,223         1,188               21.8
   General liability                          931           836           815               19.6
   Commercial automobile                      866           806           888               18.2
   Property                                   383           342           457                8.1
   Fidelity and surety                        201           215           233                4.2
   Other                                      163            23           251                3.4
                                           ------        ------        ------              ------
      Total Commercial Lines (1)           $4,757        $4,668        $5,144              100.0%
                                           ======        ======        ======              ======
NET WRITTEN PREMIUMS BY MARKET:
   National Accounts (2)                     $657          $852        $1,192               13.8%
   Commercial Accounts                      1,986         1,725         1,862               41.8
   Select Accounts                          1,432         1,412         1,466               30.1
   Specialty Accounts                         682           679           624               14.3
                                           ------       -------       -------              ------
      Total Commercial Lines (1)           $4,757       $ 4,668       $ 5,144              100.0%
                                           ======       =======       =======              ======

---------------------
         (1) 1997 includes a $142 million increase due to a change to conform the Aetna P&C method of recording certain net written premiums to the method employed by Travelers P&C.

         (2) The decreases in National Accounts net written premiums during the periods shown primarily reflect the highly competitive marketplace and the Company's selective underwriting practices.

         The following table sets forth service fee income by market for Commercial Lines for the periods indicated and includes information with respect to Aetna P&C only from the date of the Acquisition.

                       COMMERCIAL LINES SERVICE FEE INCOME


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                          1997          1996           1995
                                          ----          ----           ----
                                                 (Dollars in millions)
SERVICE FEE INCOME BY MARKET:
   National Accounts                        $346          $382           $424
   Commercial Accounts                        19            10              8
                                            ----          ----           ----
      Total Commercial Lines                $365          $392           $432
                                            ====          ====           ====

         PRODUCT LINES

         The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in the Company's Commercial Lines are as follows:

         WORKERS' COMPENSATION provides coverage for employers' liability for injuries to employees under common law as well as the obligation of an employer under state or federal law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. In addition to the liability exposure that may arise under common law, there are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. Workers' compensation policies are often written in conjunction with other commercial policies. The Company offers three types of workers' compensation products: (i) guaranteed cost insurance products, in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience, (ii) loss sensitive insurance products, including retrospectively rated policies, in which premiums are adjusted based on actual loss experience of the insured during the policy period, and large deductible plans, in which the customer bears the insurance risk up to its deductible amount, and (iii) service programs, which are generally sold to the Company's larger national accounts, where the Company receives fees for providing loss prevention, risk management, claim administration and benefit administration services to organizations pursuant to service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market. Workers' compensation comprehensive claim and managed care cost containment services are integrated through the Company's claims management system to maximize cost savings on both service delivery and loss payout.

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

         GENERAL LIABILITY provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, umbrella and excess insurance.

         COMMERCIAL AUTOMOBILE provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

         PROPERTY provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from property damage. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company's Commercial Lines are organized into four marketing groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs:
National Accounts, primarily serving large national corporations; Commercial Accounts, primarily serving mid-size businesses; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry.

         The Company distributes its commercial products primarily through approximately 5,200 brokers and independent agencies located throughout the United States that are serviced by 98 field offices. The Company seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

         NATIONAL ACCOUNTS

         The Company's National Accounts provides a variety of casualty products to large companies, as well as employee groups, associations and franchises. The Company's National Accounts also includes the Company's alternative market business (the "Alternative Market"), which primarily covers workers' compensation products and services to voluntary and involuntary state pools. National Accounts customers generally select products under retrospectively rated plans, large self-insured retentions or some other loss-responsive arrangement. Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are marketed through national brokers and regional agents with offices throughout the United States.

         National Accounts customers often demand risk service programs where the ultimate cost is based on their own loss experience. Programs offered by the Company include claims settlement, loss control and risk management services and are generally offered in connection with a retrospectively rated insurance policy, a large deductible plan or a self-insured program. Workers' compensation accounted for approximately 69% of the products sold in 1997 to National Accounts customers, based on net written premiums and service fee income.

         The Alternative Market business of the Company's National Accounts sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. Since 1993, most state assigned workers' compensation risk plan contracts have been awarded through a formal state-by-state bid process. Contracts, which are generally for three-year terms, are awarded by state agencies based on quality of service and price. The Company has emerged as the largest workers' compensation assigned risk plan servicing insurer in the industry with approximately 25% share of the market in 1997. Assigned risk plan contracts generated approximately $75 million in service fee income in 1997 for the Company.

         The Company also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated net written premiums of $43 million and service fee income of $4 million in 1997. National Accounts also participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

         COMMERCIAL ACCOUNTS

         The Company's Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts casualty products target businesses with 75 to 1,000 employees, while its property products target both large and medium sized businesses. The Company offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products.

         Commercial Accounts targets certain industries in which the Company has claims, engineering and underwriting expertise and to which the Company has established dedicated operations. Industry segments include from the manufacturing sector: advanced technology, metal products, mineral products, plastic and rubber products and wood products. Also targeted are colleges and universities, food, retail, financial, property management and the wholesale industries. The Company continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables the Company to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, and to link price to the individual exposure and to control risk. Instead of relying on rating bureaus to establish rates for products, the Company generally uses its proprietary data, which it has compiled from many years of extensive underwriting and pricing experience. Accordingly, subject to applicable state insurance regulations, prices are derived from those proprietary rates and numerous variables that apply to specific risks. The Company believes that relying on extensive proprietary data to assess individual risk characteristics, rather than relying on data from industry rating bureaus, provides it with a competitive advantage in pricing and underwriting commercial risks. The Company uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, the Company's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs.

         Construction. The Company has established dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. The Company offers all product lines to midsize and national customers in the construction market, including both guaranteed cost and loss-responsive products, and wrap-up insurance programs, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable the Company to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their states' laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States. Construction operations contributed approximately 22% of the Commercial Accounts premium-based business in 1997. Additionally, construction operations service-based business contributed $6 million of service fees to the Company in 1997.

         SELECT ACCOUNTS

         Select Accounts serves individuals who have commercial exposures and firms typically with one to 75 employees. Products offered to Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products.

         Personnel in the Company's field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. The Company utilizes a marketing and underwriting approach based on agency automation and defined underwriting criteria. Agency automation allows agents access to the Company's price quotation and policy issuance systems and enables agents to provide faster and more cost-effective service to customers with supervision and underwriting control. Agents that do not utilize the automated quotation and policy issuance systems work with the

Company's sales and marketing representatives who have point of sale authority. Agents serving Select Accounts are given greater control and discretion over underwriting decisions, within predefined parameters, than brokers selling to larger accounts. Because underwriting criteria and pricing tend to be more standardized for smaller businesses, Select Accounts uses a standard industry classification (S.I.C.) based process to allow agents and field marketing representatives to make underwriting and pricing decisions within predetermined classifications. Business in other classifications is subject to consultative review by in-house underwriters. The Company believes that its breadth of products, highly qualified field staff and its technology offer distinct competitive advantages.

         SPECIALTY ACCOUNTS

         Specialty Accounts markets products to national, midsize and small customers, as well as individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The Company's fast response time on underwriting decisions, industry expertise, broad range of products and quality service are important to maintaining relationships with Specialty Accounts insureds and producers. The Company believes that it has a competitive advantage with respect to many of these products based on its reputation for clear, timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts.

         The Company has two separate marketing and underwriting groups within Specialty Accounts:

         Gulf Specialty focuses on many non-traditional lines of business with a particular emphasis on the financial services market. Products include directors' and officers' liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for professionals and non-professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors medical malpractice, primary and excess property, and various coverages that target the transportation industry. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment industry and to municipalities and provides insurance products for other industry specific programs. In addition, Gulf Specialty has developed a book of excess and surplus lines business through Gulf Underwriters Insurance Company. Effective January 1, 1998, the Company's former Travelers Specialty unit has been combined with Gulf Specialty, and it is anticipated that during 1998 and 1999 renewal policies within the former Travelers Specialty unit will be written as Gulf Specialty policies.

         Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, employment practices liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond Specialty is organized around three broad customer segments: Financial Services, Construction and Commercial Risk and one specialized product niche: National Commercial Surety.

         PRICING AND UNDERWRITING

         Pricing levels for property and casualty insurance products by the Company's Commercial Lines are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. The Company's strategy emphasizes a profit-oriented approach rather than a premium volume or market share-oriented approach to underwriting. The Company's National Accounts business sells primarily risk management services and loss sensitive products. Commercial Accounts and Select Accounts primarily sell guaranteed cost products. The market conditions for all Commercial Lines products are characterized by difficult pricing and increased competition.

         A significant portion of Commercial Lines business is written with retrospectively rated insurance policies as well as large deductible policies in which the ultimate cost of insurance for the insured is dependent on the loss experience of the insured. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk to the Company, it introduces credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $502 million at December 31, 1997. Collateral, primarily letters of credit and, to a lesser extent, cash collateral, is generally requested for contracts that provide for deferred collection of ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

         Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1997, contractholder receivables and payables on unpaid losses were each approximately $1.9 billion.

         The Company has developed an underwriting methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. This approach utilizes proprietary data gathered and analyzed by the Company with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that the Company does not compromise its underwriting integrity. This process is linked with strong underwriting interaction and review at the Company's local offices and agents' locations.

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

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1997:


           STATE                                      % OF TOTAL
           -----                                      ----------
           New York                                      12.6%
           California                                     8.0
           Texas                                          6.4
           Massachusetts                                  6.4
           Pennsylvania                                   4.5
           Florida                                        4.3
           New Jersey                                     4.0
           Connecticut                                    3.8
           Illinois                                       3.7
           North Carolina                                 3.3
           All Others (1)                                43.0
                                                        ------
           TOTAL                                        100.0%
                                                        ======

---------------------

(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1997 by the Company.

PERSONAL LINES

         The Company is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 1996 direct written premiums published by A.M. Best. In 1997, Personal Lines generated net written premiums of approximately $3.1 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

         Personal Lines distributes products primarily through approximately 5,000 independent agencies located throughout the United States. The Company is also marketing its Personal Lines products through alternative distribution channels, including sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and through the independent agents of Primerica Financial Services ("PFS"), a unit of Travelers Group. The property-casualty licensed PFS agents market Personal Lines products under the name TRAVELERS SECURE(R) in 39 states. At the end of 1997, approximately 8,700 PFS agents were licensed to sell TRAVELERS SECURE(R) products and approximately 10,000 new automobile and homeowners policies are now being sold through this program each month. Approximately one-third of Personal Lines new business originated from alternative distribution channels in 1997.

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


                          COMBINED NET WRITTEN PREMIUMS

                                                                                        PERCENTAGE OF TOTAL
                                                                                        NET WRITTEN PREMIUMS
                                                  YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1997            1996         1995                1997
                                              ----            ----         ----                ----
                                                   (Dollars in millions)
NET WRITTEN PREMIUMS BY PRODUCT
LINE:
   Personal automobile                       $1,950          $1,851      $ 1,822              63.4%
   Homeowners and other                       1,124             824          721              36.6
                                             ------          ------      -------             ------
      Total Personal Lines                   $3,074  (1)     $2,675      $ 2,543             100.0%
                                             ======          ======      =======             ======

(1) In 1997, $371 million of Personal Lines net written premiums were generated by alternative distribution channels.

         PRODUCT LINES

         The Company writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 4.4 million policies in force at December 31, 1997. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

         PERSONAL AUTOMOBILE provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. In 1997, the Company introduced a nonstandard automobile product in Texas and Alabama, distributed through independent agents. In February 1998, the Company expanded its nonstandard auto product into New York, and later this year it plans to further expand such product into its larger markets, including Pennsylvania, Florida and Connecticut.

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

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company's Personal Lines products are distributed primarily through approximately 5,000 independent agencies located throughout the United States, supported by a network of 15 field marketing offices and five customer service centers. Personal Lines also markets through affinity groups, the sales force of PFS and under joint marketing arrangements with other insurers. While the Company's principal markets for Personal Lines insurance are in states along the East Coast, in the South, and Texas, Personal Lines is expanding its geographical presence across the United States. In the states of Florida, New Jersey and Massachusetts, the Company operates stand-alone domestic companies to enhance its competitive capability in these highly regulated markets. In addition, in October 1997, the Company commenced operations in stand-alone California domestic companies, which sell personal automobile policies.

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

         The Company's Personal Lines continues to distribute its products through the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company has broadened its distribution channels for Personal Lines products to include sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and sales through the independent agents of PFS, who primarily sell life insurance products issued by affiliates of the Company, as well as mutual funds and other Travelers Group products. This program is available in 39 states. In general, the PFS agents contact potential customers directly, and then transmit information about the customer to one of four regional telemarketing centers. An authorized telemarketing sales representative contacts the customer to underwrite, sell and ultimately process new business.

         In 1995, Aetna P&C entered into a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped geographically diversify the homeowners line of business. New business referrals began in July 1995 and, on January 1, 1996, Aetna P&C began writing renewal policies. This marketing agreement provided for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

         The Company believes that its focus on service and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. The Company believes that its expense management practices, including prompt and efficient claims handling and high level of automation, allow it to offer a competitively priced product. In addition, the Company is leveraging its service, claims handling and automation experience in the expansion of the distribution of Personal Lines products through its alternative channels.

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

         Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners policies offer (but do not require) automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, earthquakes and tornadoes. In order to reduce its exposure to catastrophe losses, the Company has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in certain markets, tightened underwriting standards and implemented price increases in certain catastrophe-prone areas, subject to restrictions imposed by insurance regulatory authorities. In California, the Company introduced in 1996 an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. The Company uses computer modeling techniques to assess its level of exposure to loss in catastrophe-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York, and in California are subject to state-imposed restrictions, the general effect of which is to make it more difficult for an insurer to reduce exposures.

         Insurers writing property-casualty policies are generally unable to increase rates until some time after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states, including New York and New Jersey, require prior approval of most rate increases.

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

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1997:

STATE                               % OF TOTAL
-----                               ----------
New York                               22.0%
New Jersey                              9.4
Texas                                   9.2
Pennsylvania                            8.7
Florida                                 7.2
Connecticut                             5.9
Massachusetts                           5.7
Virginia                                3.8
Georgia                                 3.2
All others (1)                         24.9
                                      -----
TOTAL                                 100.0%
                                      =====

---------------------

(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1997 by the Company.

CLAIM ADMINISTRATION

         The Company employs approximately 8,200 claim adjusters, appraisers, investigators, staff attorneys, system specialists and training, management and support personnel in the claim department. These employees manage over 90% of the Company's claims. Approved external vendors, such as claim adjusters, appraisers, investigators and attorneys, are used only when the geographic location or unique issues raised by a claim warrant such use. To be approved, these vendors must have a proven record and have demonstrated cost-consciousness and relevant technical skills.

         The Company is dedicated to providing outstanding service standards to its customers while seeking to reach optimal levels of losses and loss adjustment expenses. During 1997, the Company reorganized the claim department to more effectively meet these goals. The new structure features seven operating regions, and grants to the regions wider authority to address the needs of local customers, underwriters, agents and brokers across Commercial Lines and Personal Lines. In addition, the home office and legal personnel created teams around technical specialties to better support the regional operations. This streamlined structure of the claim department permits the Company to maintain the economies of scale of a larger, established company while enjoying the flexibility of a smaller company that can more quickly respond to the needs of its customers, underwriters, agents and brokers. The home office continues to monitor adherence to claims policies and procedures, the adequacy of case reserves, loss and expense controls and productivity and service standards.

         In 1997, the Company also introduced TravComp, a workers' compensation claim and medical management program that assists adjusters in promptly investigating, validating or rejecting workers' compensation claims. New medical management workstations also permit nurse professionals to access additional information that supports the Company's emphasis on early return to work strategies for these claims. These new technologies, together with better matching of professional skills and authority to specific claim issues, have resulted in workers' compensation cases closing faster and with lower losses and loss adjustment expenses. A new, loss and analytical reporting tool made possible by the implementation of the new workers' compensation process is now available to employers.

         Environmental, asbestos and cumulative injury claims are separately managed by the Company's Special Liability Group. This group is comprised of dedicated legal, claim, finance and engineering professionals. See "Environmental, Asbestos and Cumulative Injury Claims."

REINSURANCE

         The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 5 of Notes to Consolidated Financial Statements.

         The Company utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses. The Company utilizes the following types of reinsurance: (i) facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated; (ii) treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and (iii) catastrophe reinsurance, in which the Company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

         The following presents the Company's top five reinsurers (except Lloyd's of London ("Lloyd's") which is discussed in more detail below) by reinsurance recoverable at December 31, 1997 (in millions):


                                                           REINSURANCE
                     REINSURER                             RECOVERABLE         A.M. BEST RATING OF REINSURER
                     ---------                             -----------     ------------------------------------
General Reinsurance Corporation                                $444        A++        highest of 15 ratings
American Re-Insurance Company                                   428        A+         2nd highest of 15 ratings
Executive Risk Indemnity Inc.                                   182        A          3rd highest of 15 ratings
Employers Reinsurance Corporation                                97        A++        highest of 15 ratings
New England Reinsurance Corporation (Subsidiary of               77        NR-3       rating not applicable
      The Hartford Insurance Group)                                                   because company is in
                                                                                      run-off

         As of December 31, 1997, the Company had ceded insurance losses and loss adjustment expenses to Lloyd's of $352 million. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited ("Equitas"). Approximately $266 million of the Company's Lloyd's reinsurance recoverable at year end relates to Equitas liabilities and is currently unrated. The remaining recoverables of $86 million is from Lloyd's continuing market which was recently rated A (3rd highest of 15 ratings) by A.M. Best.

         The impact of the Lloyd's restructuring on the collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's operating results in a future period. However, the Company believes that it is not likely that the outcome of these matters could have a material adverse effect on the Company's financial condition or liquidity.

         The Company participates in pools with other insurers to provide capacity for unique and high-valued risks such as exposures related to the aviation and nuclear power industries. The Company's maximum net exposure to this type of business at December 31, 1997 was $15 million per risk.

         At December 31, 1997, the Company had $9.2 billion in reinsurance recoverables. Of this amount, $3.4 billion is for pools and associations that relate primarily to workers' compensation service business and have the strength of the participating insurance companies on a joint basis supporting these cessions. Also, $2.5 billion is attributable to structured settlements relating primarily to personal injury claims for which the Company has purchased an annuity and remains contingently liable in the event of a default by the company issuing the annuity. Of the remaining $3.5 billion ceded to reinsurers at December 31, 1997, $755 million was environmental, asbestos and cumulative injury-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31, 1997, $397 million of reinsurance recoverables were collateralized by letters of credit.

         Net Retention Policy. The descriptions below relate to reinsurance arrangements of the Company in effect at January 1, 1998. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to $4.5 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts and Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. In addition, Bond Specialty's accident year results are protected by an aggregate excess of loss treaty that provides 100% of approximately $53 million of reinsurance coverage in excess of a $122 million retention.

         Catastrophe Reinsurance. The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 40% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 40% of losses between $250 million and $750 million.

         For commercial property insurance sold through Commercial Accounts and certain National Accounts, 10% of all losses are reinsured in 1998, subject to an occurrence limitation of $200 million. For Personal Lines homeowners insurance, in 1998, 25% of losses in states along the East Coast are reinsured up to a maximum recovery of $187 million per occurrence. The covered territory of this Homeowners Quota Share includes Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware, Maryland, Virginia, North Carolina, South Carolina, Georgia, Florida and Washington, D.C.

         For the accumulation of net casualty losses arising out of one occurrence, a casualty clash agreement covers 95% of losses between $10 million and $50 million.

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

         The Company's recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company's results of operations in the event of a significant catastrophe in Florida. However, the Company believes that it is not likely that the Company's recovery of less than contracted amounts from FHCF would have a material adverse effect on the Company's financial condition or liquidity.

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

         Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1997, 1996 and 1995 the combined amounts of discount for the Company were $912 million, $1.012 billion and $1.206 billion, respectively.

         For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 6 of Notes to Consolidated Financial Statements.

         The following table sets forth the year-end reserves from 1987 through 1997 and the subsequent changes in those reserves, presented on a historical basis for the Company. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1987-1995 have not been restated to include Aetna P&C. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table are presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The following data is not accident year data, but rather a display of 1987-1997 year-end reserves and the subsequent changes in those reserves.

         For instance, the "cumulative deficiency or redundancy" shown in the following table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1987 included $4 million for a loss that is finally settled in 1997 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1987-1996 shown in the following table.

         Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the following table. For example, a substantial portion of the cumulative deficiencies in each of the years 1987-1997 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Environmental, Asbestos and Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

         Other factors that affect the data in the following table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a significant portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. Increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the following table. Retrospective rating is particularly significant for National Accounts business for workers' compensation, and to a lesser extent in general liability and commercial automobile coverages. This mechanism affords the Company significant financial protection against adverse development on a large block of net reserves.

         Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the following table.

         The differences between the reserves for claims and claim adjustment expenses shown in the following table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $31 million, $14 million and $(7) million for the years 1997, 1996 and 1995 respectively.


                                                                           YEAR ENDED DECEMBER 31,
                                         1987(a)  1988(a)  1989(a)  1990(a)  1991(a)  1992(a)
                                         ------------------------------------------------------
                                                                         (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:          $6,569   $6,954   $7,729   $8,022   $8,360   $8,955
Cumulative amounts paid as of
One year later                            2,061    1,828    2,091    2,135    1,869    2,005
Two years later                           3,132    3,101    3,488    3,422    3,161    3,199
Three years later                         4,003    4,063    4,415    4,351    4,041    4,063
Four years later                          4,666    4,710    5,095    4,996    4,706    4,662
Five years later                          5,141    5,227    5,597    5,492    5,182    5,465
Six years later                           5,550    5,620    5,995    5,887    5,878
Seven years later                         5,870    5,952    6,333    6,466
Eight years later                         6,152    6,251    6,851
Nine years later                          6,421    6,725
Ten years later                           6,875

Reserves re-estimated as of
One year later                            6,732    7,080    7,832    8,128    8,362    9,058
Two years later                           6,890    7,243    7,929    8,197    8,637    9,139
Three years later                         7,057    7,405    8,077    8,592    8,906    9,183
Four years later                          7,246    7,585    8,560    9,003    9,026    9,189
Five years later                          7,466    8,098    8,991    9,159    9,123    9,405
Six years later                           7,988    8,531    9,189    9,295    9,367
Seven years later                         8,411    8,715    9,328    9,551
Eight years later                         8,567    8,871    9,592
Nine years later                          8,732    9,163
Ten years later                           9,058

Cumulative deficiency (redundancy)        2,489    2,209    1,863    1,529    1,007      450


Gross liability -- end of year
Reinsurance recoverables


Net liability -- end of year



Gross reestimated liability -- latest

Reestimated reinsurance
   recoverables -- latest

Net reestimated liability -- latest

Gross cumulative deficiency (redundancy)



                                        1993(a)    1994(a)    1995(a)   1996(b)    1997(b)
                                        -------    -------    ------    -------    -------

Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:         $9,319      $9,712   $10,090    $21,816    $21,406
Cumulative amounts paid as of
One year later                           1,706       1,595     1,521      3,704
Two years later                          2,843       2,631     2,809
Three years later                        3,610       3,798
Four years later                         4,563
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-estimated as of
One year later                           9,270       9,486     9,848     21,345
Two years later                          9,234       9,310     9,785
Three years later                        9,108       9,395
Four years later                         9,271
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative deficiency (redundancy)         (48)       (317)     (305)      (471)


Gross liability -- end of year         $14,638     $15,013   $15,213    $30,969   $30,138
Reinsurance recoverables                 5,319       5,301     5,123      9,153     8,732
                                       -------     -------   -------    -------   -------


Net liability -- end of year            $9,319      $9,712   $10,090    $21,816   $21,406
                                        ======      ======   =======    =======   =======



Gross reestimated liability -- latest  $14,684     $15,061   $14,891    $30,504

Reestimated reinsurance
   recoverables -- latest                5,413       5,666     5,106      9,159
                                         -----       -----     -----      -----

Net reestimated liability -- latest     $9,271      $9,395    $9,785    $21,345
                                        ======      ======    ======    =======

Gross cumulative deficiency                $46         $48     $(322)     $(465)
(redundancy)                               ===         ===     =====      =====

(a) Reflects reserves of Travelers P&C, excluding Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C.

(b) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million acquired on April 2, 1996 and subsequent development recorded by Aetna P&C.

STATUTORY COMBINED RATIO INFORMATION

         The following table sets forth the statutory loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the Company.

         The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income or expenses are not reflected in the statutory combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time, such as workers' compensation ("long-tail"), also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period ("short-tail"). Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

         The ratios shown in the table below are computed based upon statutory accounting practices, not generally accepted accounting principles ("GAAP"). For information on GAAP combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            STATUTORY COMBINED RATIOS

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                     1997              1996              1995
                                                     ----              ----              ----
Commercial Lines:
   Loss and LAE ratio                                78.4%             96.2%             80.6%
   Underwriting expense ratio                        30.6              32.7              24.4
   Combined ratio before
      policyholder dividends                        109.0             128.9 (1)         105.0
   Combined ratio                                   111.0             129.6             106.3
Personal Lines:
   Loss and LAE ratio                                63.5              68.7              74.5
   Underwriting expense ratio                        28.7              28.9              29.9
   Combined ratio                                    92.2              97.6 (2)         104.4
Total:
   Loss and LAE ratio                                72.4              85.5              78.2
   Underwriting expense ratio                        29.9              31.3              26.4
   Combined ratio before
      policyholder dividends                        102.3             116.8             104.6
   Combined ratio                                   103.5             117.2             105.4

                                              (See footnotes on following page.)

(1) Includes the effect of charges associated with the Acquisition and also includes statutory charges made to conform accounting policies and Company strategies in connection with the Acquisition (but not for GAAP reporting purposes due to purchase accounting). Excluding such changes, the combined ratio before policyholder dividends was 110.0%.

(2) Includes the effect of the Company's review of reserves associated with the Acquisition. The combined ratio excluding this item was 100.1%.

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

         The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. Environmental loss and loss expense reserves of the Company at December 31, 1997 were $1.119 billion, net of reinsurance of $74 million. Approximately 17% of such loss and loss expense reserves (i.e., approximately $192 million) were case reserves for resolved claims. The balance, approximately 83% of the net aggregate reserve (i.e., approximately $927 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

         The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs on an insured-by-insured basis as opposed to a claim-by-claim basis. The nature of the resolution often is through coverage litigation, which often pertains to more than one claim, as well as through a settlement with an insured. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. Additional provisions of these agreements include the appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

         The reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of its analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental damage at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured; the identification of other insurers; the potential coverage available, if any, including the number of years of coverage, if any; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

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

         The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for environmental (Superfund remediation type) claims, the Company establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. The Company adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies. Since the implementation of the claim system conversion in 1997, the Company's method of establishing claims in the foregoing manner now applies to claims tendered under the Travelers P&C and Aetna P&C policies.

         In addition, the Company establishes claim files for bodily injury or property damage claims brought by individual claimants who allege injury or damage as a result of the discharge of wastes or pollutants. As it pertains to such claims tendered on policies issued by Travelers P&C, the Company establishes a claim file on a per claim, per insured, per site basis. For example, if 100 claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, 1,000 claims (500 for the bodily injury claims and 500 for the property damage claims) would be established.

         As it pertains to the bodily injury and property damage claims tendered on Aetna P&C policies, the Company's claim system conversion has not been completed to permit the establishment of such claims in a manner consistent with establishment of Travelers P&C bodily injury and property damage claims. As it pertains to such claims tendered on policies issued by Aetna P&C, the Company currently establishes a claim file on a per insured basis, per site basis. For example, if 100 claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, five claims would be established for all the bodily injury claims and five claims would be established for all of the property damage claims.

         As of December 31, 1997, calculated as described above, the Company had approximately 40,300 pending environmental-related claims tendered by 1,400 active policyholders. Of the total pending environmental-related claims, 29,800 claims relate to Travelers P&C policies tendered by 569 policyholders and 10,500 claims relate to Aetna P&C policies tendered by 961 policyholders. Approximately 130 of these Aetna P&C policyholders are also included in the 569 Travelers P&C policyholders' count. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants.

         To date, the Company generally has been successful in resolving its coverage litigation and continues to reduce its potential exposure through favorable settlements with certain insureds. These settlement agreements with certain insureds are based on the variables presented in each piece of coverage litigation. Generally the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserve position is appropriate. As of December 31, 1997, the Company, for approximately $1.16 billion, has resolved the environmental liabilities presented by 3,931 of the 5,331 policyholders who have tendered environmental claims to the Company. This resolution comprises 74% of the policyholders who have tendered such claims. The Company has reserves of approximately $800 million included in its bulk reserve relating to the remaining 1,400 policyholders (26% of the total) with unresolved environmental claims, as well as for any other policyholder which may tender an environmental claim in the future.

         ASBESTOS CLAIMS

         In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to the 1980s. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. These claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicated such a monetary amount. Originally the cases involved mainly plant workers and traditional asbestos manufacturers and distributors. However, in the mid-1980s, a new group of plaintiffs, whose exposure to asbestos was less direct and whose injuries were often speculative, began to file lawsuits in increasing numbers against the traditional defendants as well as peripheral defendants who had produced products that may have contained small amounts of some form of encapsulated asbestos. These claims continue to arise and on an individual basis generally involve smaller companies with smaller limits of potential coverage. Also, there has emerged a group of non-product claims by plaintiffs, mostly independent labor union workers, mainly against companies, alleging exposure to asbestos while working at these companies' premises. The Company continues to receive this type of asbestos claim.

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

         At December 31, 1997, asbestos claims reserves of the Company were $1.114 billion, net of reinsurance of $249 million. Approximately 24% of the net aggregate reserve (i.e., approximately $266 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately $848 million), of the net asbestos reserve represents incurred but not reported losses for which the Company has not received any specific claims.

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

         The following factors are evaluated in projecting the ultimate reserve for asbestos-related claims: available insurance coverage; limits and deductibles; an analysis of each policyholder's potential liability; jurisdictional involvement; past and projected future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance, and applicable coverage defenses, if any. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for a policyholder by policy year, a ceded projection is calculated based on any applicable facultative and treaty reinsurance and past ceded experience. In addition, a similar review is conducted for asbestos property damage claims. However, due to the relatively minor claim volume, these reserves have remained at a constant level.

         As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 1997 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

         Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by the Company to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, and the applicable law in each jurisdiction.

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

         Prior to the Acquisition, Aetna P&C did not distinguish CIOTA from other general liability claims or treat CIOTA claims as a special class of claims. In addition, there were substantial differences in claim approach and resolution between the Company and Aetna P&C regarding CIOTA claims. During the second quarter of 1996, the Company completed its review of Aetna P&C's exposure to CIOTA claims in order to determine an appropriate level of reserves using the Company's approach as described above. Based on the results of that review, the Company's general liability insurance reserves were increased $360 million, net of reinsurance ($234 million after tax).

         At December 31, 1997, CIOTA claims reserves of the Company were $1.088 billion, net of reinsurance of $432 million. Approximately 18% of the net aggregate reserve (i.e., approximately $195 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $893 million), of the net CIOTA reserve represents incurred but not reported losses for which the Company has not received any specific claims.

INSURANCE POOLS

         Most of the Company's insurance subsidiaries are members of one of two separate intercompany property and casualty reinsurance pooling arrangements: the Travelers Property Casualty pool and the Gulf pool. Each of these insurance pools permits the participating companies to rely on the capacity of the entire pool rather than on its own capital and surplus. Under the arrangements of each insurance pool, the members share substantially all insurance business that is written and prorate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America does not participate in either pool and is dedicated to the Bond Specialty business.

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

         The following table summarizes the current claims-paying and financial strength ratings of the Company's property-casualty insurance pools and Travelers Casualty and Surety Company of America ("Travelers C&S of America") by
A. M. Best, Duff & Phelps Corp. ("Duff & Phelps"), Moody's Investor's Service Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The table also presents the position of each rating in the applicable agency's rating scale.

                                                                                                      STANDARD &
                                             A.M. BEST        DUFF & PHELPS         MOODY'S             POOR'S
                                             ---------        -------------         -------             ------

Travelers Property Casualty pool (1)     A  (3rd of 15)      AA- (4th of 18)   Aa3 (4th of 19)    A+ (5th of 18)
Gulf pool (2)                            A+ (2nd of 15)              --                --         AA (3rd of 18)
Travelers C&S of America                 A+ (2nd of 15)      AA- (4th of 18)   Aa3 (4th of 19)    A+ (5th of 18)

---------------------

(1) The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty and Surety Company of Illinois, Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Missouri, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, The Travelers Indemnity Company of Illinois, Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance

                                        (footnotes continued on following page)

         Company, Travelers Property Casualty Insurance Company of Illinois and Travelers Excess and Surplus Lines Company.

(2) The Gulf pool consists of Gulf Insurance Company, Gulf Insurance Company U.K. Limited, Gulf Underwriters Insurance Company, Select Insurance Company, Atlantic Insurance Company and Gulf Group Lloyds.

INVESTMENTS

         Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments.

         The Company's investment policies are determined by its Board of Directors and are reviewed on a regular basis. At December 31, 1997, the carrying value of the Company's investment portfolio was $31.0 billion, of which 92.3% was invested in fixed maturity investments and short-term investments, 2.5% in mortgage loans and real estate held for sale, 3.3% in common stocks and other equity securities and 1.9% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.2 years at such date. Non-investment grade securities totaled $832 million, representing approximately 3.1% of the Company's fixed maturity investment portfolio as of December 31, 1997.

         For additional information regarding these investment portfolios, see
Note 4 of Notes to Consolidated Financial Statements and the discussion of Investment Portfolio in Item 7 of this Form 10-K.

        The table on the next page sets forth information regarding the investments of the Company. It reflects the average amount of investments, net investment income earned and the yield thereon for the years ended December 31, 1997, 1996 and 1995. The table includes information on the investments of Aetna P&C for periods prior to April 2, 1996 (the date of the Acquisition). See Note 4 of Notes to Consolidated Financial Statements and Note 3 of Notes to the 1995 Combined Financial Statements of Aetna P&C for information regarding the investment portfolio of the Company.


                                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1997                  1996                   1995
                                                          ----                  ----                   ----
                                                                        (Dollars in millions)

Average investments                                    $30,197.7              $28,018.7              $24,824.9
Net investment income                                   $2,050.8               $1,898.6               $1,611.8
Average yield (1)                                            7.4%                   7.2%                   6.4%
Average tax equivalent yield (1)                             8.0%                   7.7%                   6.9%
Average tax equivalent yield excluding
  real estate (1)                                            7.7%                   7.6%                   6.8%

---------------------

(1)      Excluding realized and unrealized capital gains and losses.

         MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE

         At December 31, 1997, the mortgage loan and real estate held for sale portfolios of the Company consisted of approximately $691 million and $95 million, respectively. The 1997 decrease in mortgage loans and real estate held for sale is primarily attributable to asset sales and payoff of mortgage loans.

         Management evaluates the real estate portfolio on an ongoing basis, assessing the probabilities of loss with respect to a comprehensive series of projections, including a host of variables relating to the borrower, the property, the term of the loan, the tenant composition, rental rates, other supply and demand factors, and overall economic conditions.

         The following table summarizes by property type the mortgage loan portfolio and real estate held for sale included in the investment portfolio of the Company as of December 31, 1997, 1996 and 1995. For informational purposes only, the table includes the investments of Aetna P&C for all periods presented.

                                          MORTGAGE LOANS                               REAL ESTATE
                                ------------------------------------          ------------------------------------
                                                              (Dollars in millions)
                                1997           1996           1995           1997           1996            1995
                                ----           ----           ----           ----           ----            ----
Property Type:
Commercial:
    Office                      $368.5         $503.4          $591.0         $25.9          $69.2          $139.7
    Apartment                    112.7          181.6           243.3           5.7            7.7             4.8
    Hotel                          6.7           26.6            74.4          50.4           35.8            56.8
    Retail                       140.7          210.8           285.4          12.3           19.6            20.2
    Industrial                    33.1           47.8            51.9           -             21.9            22.6
    Other                         20.2           26.0            52.1           0.8            0.6            41.5
                                ------         ------         -------        ------         ------          -------
Total commercial                 681.9          996.2         1,298.1          95.1          154.8           285.3
Agriculture                        8.8            9.4            20.8           -              1.9             2.2
Less:  valuation
  reserve (1)                       -              -            (44.4)           -              -              -

                                ------         ------         -------        ------         ------          -------
Total                           $690.7       $1,005.6        $1,274.5         $95.1         $156.7          $287.5
                                ======       ========        ========        ======         ======          =======

---------------------


(1) In 1996, decrease reflects purchase accounting adjustments related to the Acquisition.

         For additional information regarding the mortgage loan and real estate held for sale portfolios of the Company, see Note 4 of Notes to Consolidated Financial Statements and Notes 3 and 15 of Notes to the 1995 Combined Financial Statements of Aetna P&C. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties. The Company's combined unscheduled payments and sales of mortgage loans were $297 million in 1997 and $163 million in 1996. The average remaining life of the mortgage portfolio is five years.

         DERIVATIVES

         See Note 12 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to derivatives of the Company.

COMPETITION

         The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, captive agents and/or salaried employees). There are approximately 1,140 property-casualty organizations in the United States, comprised of approximately 2,400 property-casualty companies. Of those organizations, the top

200 account for over 90% of the consolidated industry's total net written premiums. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, large deductibles, risk-purchasing groups, risk-retention groups and captive companies.

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

         The National Accounts market is highly competitive. Competition is based primarily on price and breadth of products and services. National Accounts business is generally written through national brokers and regional agents. The Company also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on quality of service and price. The Company has emerged as the largest assigned risk plan service insurer in the industry with approximately 25% of the market in 1997.

         The Commercial Accounts market is highly competitive. Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, reduced overhead and improved efficiency through automation and response time to customer needs are key to success in this market. The construction market has become a focused industry segment for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offering and claim and risk management service. The Company utilizes its specialized underwriters, engineers, auditors and claim handlers, who have extensive experience and knowledge of the construction industry, to work with agents and brokers to compete effectively in this market.

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

         The market in which Specialty Accounts competes includes small to mid-sized niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, low expense levels and broad product offering base. Bond Specialty's reputation for clear, timely decision-making, a nationwide network of local underwriting and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond Specialty products to customers of National Accounts, Commercial Accounts, Select Accounts and through other Travelers Group units provides further competitive advantages for the Company.

         PERSONAL LINES. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local independent agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, the direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products to include marketing through the PFS sales force, marketing to sponsoring organizations including employee and affinity groups, and establishment of joint marketing arrangements with other insurers. The Company believes that its continued focus on expense management practices enables it to price its products competitively in all of its distribution channels.

REGULATION

         STATE REGULATION

         The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

         The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions in each company's state of domicile, which limit the amount of dividends or distributions by an insurance company to its stockholders. As a holding company whose principal assets are the capital stock of The Travelers Indemnity Company, Travelers Casualty and Standard Fire, the Company relies primarily on dividends from these subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders and corporate expenses. The ability of these subsidiaries to pay dividends to the Company in the future will depend on their statutory surplus, future earnings and regulatory restrictions. Dividend payments to the Company from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department.

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

         The Company's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. Combined earned premiums related to such pools and assigned risks for the Company were $226 million, $379 million and $315 million in 1997, 1996 and 1995, respectively. The related combined underwriting losses for the Company were $16 million, $39 million and $152 million in 1997, 1996 and 1995, respectively.

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

         INSURANCE REGULATIONS CONCERNING CHANGE OF CONTROL

         Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. The Company owns, directly or indirectly, all of the shares of stock of certain property and casualty insurance companies domiciled in the States of California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Missouri, New Jersey and Texas. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of Common Stock representing 10% or more of the voting power of the Company will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by such purchaser in each insurance subsidiary's state of domicile, the relevant Insurance Commissioner determines otherwise. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

         A subsidiary of the Company is domiciled in the United Kingdom. Insurers in the United Kingdom are subject to certain change of control restrictions in the Insurance Companies Act of 1982 which require the approval of The Department of Trade and Industry if any person is to become a "controller" (which is defined as a person entitled to exercise control of 15% or more of the voting power) of an authorized insurance company.

         Certain other insurance subsidiaries of the Company are domiciled in, or authorized to conduct insurance business in Canada. Authorized insurers in Canada are subject to certain change of control restrictions in Section 407 of the Insurance Companies Act, which requires the approval of the Minister of Finance if any person acquires a "significant interest" (beneficial ownership, directly or through one or more entities controlled by such person, of 10% of the outstanding shares of such Company) in an authorized insurance company.

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

         In each of the last three years, certain of the Company's insurance subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1997.

         For 1997, Travelers Indemnity was outside the usual range for the liabilities to liquid assets ratio. Travelers Indemnity is the lead company for the Travelers Property Casualty pool and is also the parent of 19 insurance companies and several other non-insurance entities. As a result, this ratio is distorted because all of the liabilities are included in the calculation while Travelers Indemnity's significant investment in affiliates, which increased in 1997, is excluded from liquid assets. For 1996, both the two-year overall operating ratio and the two-year reserve development to surplus ratios were outside the usual range for Travelers Casualty and Standard Fire because of actions taken during 1996 and 1995 to strengthen reserves for environmental and asbestos-related claims. In addition, the change in writings ratio produced an unusual value for Standard Fire and the estimated current reserve deficiency to surplus ratio was outside the usual range for Travelers C&S of America, both as a result of a decision in 1995 to combine its two intercompany pooling arrangements (one for Personal Lines and one for Commercial Lines) into one pool. If these two ratios were recalculated to have all items reflect the new agreement, the ratios would not produce unusual values. Concurrent with the change in the intercompany pooling arrangements, capital was reallocated among Aetna P&C insurers, which resulted in an unusual value in the change in surplus ratio for Standard Fire.

         The following table sets forth information regarding the premium to surplus ratios of the Company. For informational purposes only, the table includes Aetna P&C for all periods presented.


             SCHEDULE OF PREMIUM TO SURPLUS RATIOS (STATUTORY BASIS)


                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                 1997        1996         1995
                                                 ----        ----         ----
                                                     (Dollars in millions)
Net written premiums                            $7,832      $7,343       $7,701
Capital and surplus                              6,188       5,423        5,231
Ratio of net written premiums to capital
   and surplus                                    1.27x        1.35x       1.47x

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

         The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) allows the relevant Insurance Commissioner to rehabilitate or liquidate an insurer in addition to the aforementioned actions if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, at December 31, 1997, the RBC ratios of the

Company's insurance subsidiaries were in excess of levels that would require company or regulatory action.

         The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1997, all of the Company's property-casualty insurance companies had adjusted capital in excess of amounts requiring regulatory action at any of the four levels.

         FEDERAL REGULATION

         Although the federal government does not directly regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. Legislation has been introduced in Congress during the past several sessions that, if enacted, would result in substantially greater federal regulation of the insurance business. Current and proposed federal measures that may affect the property and casualty industry may include: possible changes to CERCLA and the tax laws governing property and casualty insurance companies; proposals regarding natural disaster protection, tort reform (including limits to product liability lawsuits) and the use of credit history; and the enforcement of territorial underwriting in Personal Lines. In addition, proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks.

         President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact the Company, including a provision relating to tax-exempt interest obligations. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

         It is not possible to predict whether the Budget Proposal or any of the proposed legislation discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

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

         At December 31, 1997, the Company had approximately 19,500 full-time and 630 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

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

         EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company are indicated below. Ages are given as of March 4, 1998.

                                                                                   Officer
Name                     Age      Positions                                        Since
----                     ---      ---------                                        -----

Robert I. Lipp           59       Chairman of the Board, President and Chief       1996
                                  Executive Officer
Jay S. Fishman           45       Vice Chairman; President and Chief               1996
                                  Executive Officer - Commercial Lines
Stanton F. Long          56       Vice Chairman                                    1997
Jon C. Madonna           54       Vice Chairman                                    1997
Charles J. Clarke        62       Vice Chairman; Chairman - Commercial             1996
                                  Lines
Joseph P. Kiernan        57       Chairman and Chief Executive Officer -           1996
                                  Bond Specialty
Robert P. Restrepo, Jr   47       Chairman and Chief Executive Officer -           1996
                                  Personal Lines

                                                                                   Officer
Name                     Age      Positions                                        Since
----                     ---      ---------                                        -----

Ronald E. Foley          52       Chairman and Chief Executive Officer -           1996
                                  Risk Management
William P. Hannon        49       Chief Financial Officer                          1996
James M. Michener        45       Senior Vice President, General Counsel and       1996
                                  Secretary
Thomas P. Shugrue        40       Vice President and Chief Accounting              1996
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

         Mr. Fishman was named Chief Executive Officer of Commercial Lines in January 1998, and has been President of Commercial Lines since October 1996. From October 1996 through January 1998, he also served as Chief Operating Officer of Commercial Lines. Mr. Fishman has been Vice Chairman of the Company since January 1996, and from January 1996 through January 1998 he was the Chief Administrative Officer of the Company. Mr. Fishman has also served as Vice Chairman of The Travelers Insurance Group Inc. since September 1995, and has been Chief Financial Officer and Chief Administrative Officer of that Company since December 1993 and June 1996, respectively. Mr. Fishman has also served as Senior Vice President of Travelers Group since October 1991, and as Treasurer of Travelers Group from 1991 to December 1993. From 1989 to 1991, he held various other positions with Travelers Group and its subsidiaries.

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

         Mr. Clarke was named Vice Chairman of the Company in January 1998. He has been Chairman of Commercial Lines since 1990, and served as Chief Executive Officer of Commercial Lines from January 1996 through January 1998. From 1990 to January 1996, Mr. Clarke was Chairman of Commercial Lines of Travelers P&C. Prior thereto, Mr. Clarke was Senior Vice President of the National Accounts and the Reinsurance business units of Travelers P&C. Mr. Clarke has served in several positions at Travelers P&C since 1958.

         Mr. Kiernan has been Chairman and Chief Executive Officer--Bond Specialty of the Company since March 1996. From 1989 to March 1996, Mr. Kiernan was Vice President of Aetna's bond business and has worked in the bond business lines at Aetna since 1963. From June 1995 to March 1996, Mr. Kiernan was Vice President of Standard Commercial Accounts of Aetna.

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

         Mr. Michener has been Senior Vice President, General Counsel and Secretary of the Company since July 1996. Prior to joining the Company, Mr. Michener was General Counsel of The MetraHealth Companies, Inc. from January 1995 to October 1995 and Deputy General Counsel of United HealthCare Corporation from October 1995 to May 1996. From August 1977 to December 1994, Mr. Michener served in several positions at TIGI.

         Mr. Shugrue has been Vice President and Controller of the Company since October 1996 and Chief Accounting Officer of the Company since November 1996. Mr. Shugrue has served in several positions at TIGI since 1983.

GLOSSARY OF INSURANCE TERMS


Accident year........................   The annual accounting period in which
                                        loss events occurred, regardless of when the losses are actually reported, booked or paid.

Adjusted unassigned surplus..........   Unassigned surplus as of the most recent
                                        statutory annual report reduced by
                                        twenty-five percent of that year's
                                        unrealized appreciation in value or
                                        revaluation of assets or unrealized
                                        profits on investments, as defined in
                                        such report.

Admitted insurer.....................   A company licensed to transact
                                        insurance business within a state.

Alternative market...................   The segment of the insurance market
                                        which has developed in response to
                                        volatility in cost and availability of
                                        traditional commercial insurance
                                        coverage and consists of various risk
                                        financing mechanisms, including self
                                        insurance, captive insurance companies,
                                        risk retention groups and residual
                                        market business.

Annuity..............................   A contract that pays a periodic income
                                        benefit for the life of a person (the
                                        annuitant), the lives of two or more
                                        persons or for a specified period of
                                        time.

Assigned risk pools..................   Reinsurance pools which cover risks for
                                        those unable to purchase insurance in
                                        the voluntary market because the risk is too great or rate inadequacy has reduced the supply of insurance. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance..................   Insurance liabilities acquired from a
                                        ceding company.

Assumption reinsurance...............   A transaction whereby the ceding
                                        company transfers its entire obligation
                                        under the policy to the reinsurer, who
                                        becomes directly liable to the
                                        policyholder in all respects, including
                                        collecting premiums and paying benefits.
                                        See "Reinsurance."

Attachment point.....................   The amount of losses above which excess
                                        of loss reinsurance becomes operative.

Broker...............................   One who negotiates contracts of
                                        insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity.............................   The percentage of surplus, or the
                                        dollar amount of exposure, that an
                                        insurer or reinsurer is willing or able
                                        to place at risk. Capacity may apply to
                                        a single risk, a program, a line of
                                        business or an entire book of business.
                                        Capacity may be constrained by legal
                                        restrictions, corporate restrictions or
                                        indirect restrictions.

Captive company......................   An insurance company formed to insure
                                        the risks of its parent entity or
                                        entities.

Case reserves........................   Loss reserves, established with respect
                                        to specific, individual reported claims.

Casualty insurance...................   Insurance which is primarily concerned
                                        with the losses caused by injuries to
                                        third persons (i.e., not the insured)
                                        and the legal liability imposed on the
                                        insured resulting therefrom. It
                                        includes, but is not limited to,
                                        employers' liability, workers'
                                        compensation, public liability,
                                        automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe..........................   A severe loss, usually involving risks
                                        such as fire, earthquake, windstorm,
                                        explosion and other similar events.

Catastrophe loss.....................   Loss and directly identified loss
                                        adjustment expenses from catastrophes.

Catastrophe reinsurance..............   A form of excess of loss property
                                        reinsurance which, subject to a
                                        specified limit, indemnifies the ceding
                                        company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a
                                        "catastrophe cover."

Cede; ceding company.................   When an insurer reinsures its liability
                                        with another insurer (a "cession"), it
                                        "cedes" business and is referred to as
                                        the "ceding company."

Ceded reinsurance....................   Risks transferred to another company as
                                        reinsurance. See "Reinsurance."

Claim................................   Request by an insured for
                                        indemnification by an insurance company
                                        for loss incurred from an insured peril.

Claim adjustment expense.............   See "Loss adjustment expense."

Claims and claim adjustment
       expense.......................   See "Loss and loss adjustment expenses."

Claims and claim adjustment
       expense reserves..............   See "Loss reserves."

Clash agreement......................   An excess of loss agreement with a
                                        retention higher than the limits on any
                                        one reinsured policy. The agreement is
                                        thus only exposed to loss when two or
                                        more policies (perhaps from different
                                        lines of business) are involved in a
                                        common occurrence in an amount greater
                                        than the clash agreement retention. Also known as contingency cover.

Combined ratio.......................   The sum of the loss and LAE ratio, the
                                        underwriting expense ratio and, where
                                        applicable, the ratio of dividends to
                                        policyholders to net premiums earned. A
                                        combined ratio under 100% generally
                                        indicates an underwriting profit. A
                                        combined ratio over 100% generally
                                        indicates an underwriting loss.

Commercial lines.....................   The various kinds of property and
                                        casualty insurance which are written for businesses.

Commutation agreement................   An agreement between a reinsurer and a
                                        ceding company whereby the reinsurer
                                        pays an agreed upon amount in exchange
                                        for a complete discharge of all
                                        obligations, including future
                                        obligations, between the parties for
                                        reinsurance losses incurred.

Deductible...........................   The amount of loss that an insured
                                        retains.

Deferred acquisition costs...........   Commissions and premium taxes, which
                                        vary with and are primarily related to
                                        the production of new business, are
                                        deferred and amortized to achieve a
                                        matching of revenues and expenses when
                                        reported in financial statements
                                        prepared in accordance with GAAP.

Direct written premiums..............   The amounts charged by a primary
                                        insurer to insureds in exchange for
                                        coverages provided in accordance with
                                        the terms of an insurance contract.

Earned premiums or premiums
       earned........................   That portion of property-casualty
                                        premiums written that applies to the
                                        expired portion of the policy term.
                                        Earned premiums are recognized as
                                        revenues under both SAP and GAAP.

Excess liability.....................   Additional casualty coverage above the
                                        first layer.

Excess of loss reinsurance...........   Reinsurance that indemnifies the
                                        reinsured against all or a specified
                                        portion of losses under reinsured
                                        policies in excess of a specified dollar amount or "retention."

Expense ratio........................   See "Underwriting expense ratio."

Extra contractual obligations........   Amounts incurred by an insurer, beyond
                                        those that would have been incurred as
                                        specified in the insurance agreement
                                        with an insured, due to monetary awards
                                        required by a court of law against the
                                        insurer for its negligence to or bad
                                        faith in dealing with its insured.

Facultative reinsurance..............   The reinsurance of all or a portion of
                                        the insurance provided by a single
                                        policy. Each policy reinsured is
                                        separately negotiated.

Fidelity and surety programs.........   Insurance which guarantees performance
                                        of an obligation or indemnifies for loss due to embezzlement or wrongful abstraction of money, securities or other property.

Guaranteed cost products.............   An insurance policy where the premiums
                                        charged will not be adjusted for actual
                                        loss experience during the covered
                                        period.

Guaranty fund........................   State-regulated mechanism which is
                                        financed by assessing insurers doing
                                        business in those states. Should
                                        insolvencies occur, these funds are
                                        available to meet some or all of the
                                        insolvent insurer's obligations to
                                        policyholders.

Incurred but not reported
       ("IBNR") reserves.............   Reserves for estimated losses and LAE
                                        which have been incurred but not yet
                                        reported to the insurer.

Indemnity reinsurance................   A transaction whereby the reinsurer
                                        agrees to indemnify the ceding company
                                        against all or part of the loss that the latter may sustain under the policies it issued that are being reinsured. The ceding company remains primarily liable as the direct insurer on all risks ceded. See "reinsurance."

Inland marine........................   A broad type of insurance generally
                                        covering articles that may be
                                        transported from one place to another,
                                        as well as bridges, tunnels and other
                                        instrumentalities of transportation. It
                                        includes goods in transit (generally
                                        other than transoceanic) and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

IRIS ratios..........................   Financial ratios calculated by the NAIC
                                        to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy..............   An insurance policy where the customer
                                        assumes at least $25,000 or more of each loss.

Loss.................................   An occurrence that is the basis for
                                        submission and/or payment of a claim.
                                        Losses may be covered, limited or
                                        excluded from coverage, depending on the terms of the policy.

Loss adjustment expenses
       ("LAE").......................   The expenses of settling claims,
                                        including legal and other fees and the
                                        portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio...................   For SAP it is the ratio of incurred
                                        losses and loss adjustment expenses to
                                        net earned premiums. For GAAP it is the
                                        ratio of incurred losses and loss
                                        adjustment expenses reduced by an
                                        allocation of fee income to net earned
                                        premiums.

Loss reserves........................   Liabilities established by insurers and
                                        reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Losses and loss adjustment
       expenses......................   The sum of losses incurred and loss
                                        adjustment expenses.

Losses incurred......................   The total losses sustained by an
                                        insurance company under a policy or
                                        policies, whether paid or unpaid.
                                        Incurred losses include a provision for
                                        IBNR.

Multi-peril policies.................   Refers to policies which cover both
                                        property and third party liability
                                        exposures.

National Association of
       Insurance Commissioners
       ("NAIC")......................   An organization of the insurance
                                        commissioners or directors of all 50
                                        states and the District of Columbia
                                        organized to promote consistency of
                                        regulatory practice and statutory
                                        accounting standards throughout the
                                        United States.

Net written premiums.................   Direct written premiums plus assumed
                                        reinsurance less premiums ceded to
                                        reinsurers.

Non-admitted coverage................   Insurance coverage written in a given
                                        state by an insurer not licensed in that state.

Novation.............................   A transaction in which the original
                                        direct insurer's obligations are
                                        completely extinguished, resulting in no further exposure to loss arising on the business novated.

Personal lines.......................   Types of property and casualty
                                        insurance written for individuals or
                                        families, rather than for businesses.

Pool.................................   An organization of insurers or
                                        reinsurers through which particular
                                        types of risks are underwritten with
                                        premiums, losses and expenses being
                                        shared in agreed-upon percentages.

Premiums.............................   The amount charged during the year on
                                        policies and contracts issued, renewed
                                        or reinsured by an insurance company.

Producer.............................   Contractual entity which directs
                                        insureds to the insurer for coverage.
                                        See "Broker."

Property insurance...................   Insurance that provides coverage to a
                                        person with an insurable interest in
                                        tangible property for that person's
                                        property loss, damage or loss of use.

Quota share reinsurance..............   Reinsurance wherein the insurer cedes
                                        an agreed-upon fixed percentage of
                                        liabilities, premiums and losses for
                                        each policy covered on a pro rata basis.

Rate of renewal/retention
       ratio.........................   Current period renewal accounts or
                                        policies as a percentage of total
                                        accounts or policies available for
                                        renewal.

Rates................................   Amounts charged per unit of insurance.

Reinsurance..........................   The practice whereby one insurer,
                                        called the reinsurer, in consideration
                                        of a premium paid to such insurer,
                                        agrees to indemnify another insurer,
                                        called the ceding company, for part or
                                        all of the liability assumed by the
                                        ceding company under one or more
                                        policies or contracts of insurance which it has issued.

Reinsurance agreement................   A contract specifying the terms of a
                                        reinsurance transaction.

Residual market (involuntary
       business).....................   Insurance market which provides
                                        coverage for risks unable to purchase
                                        insurance in the voluntary market either because the risk is too great or rate inadequacy has reduced the supply of insurance. Residual markets are frequently created by state legislation either because of lack of available coverage such as property coverage in a windstorm prone area or protection of the accident victim as in the case of workers' compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers' voluntary market shares for the type of coverage involved.

Retention............................   The amount of exposure an insurance
                                        company retains on any one risk or group of risks.

Retrospective premiums...............   Premiums related to retrospectively
                                        rated policies.

Retrospective rating.................   A plan or method which permits
                                        adjustment of the final premium or
                                        commission on the basis of actual loss
                                        experience, subject to certain minimum
                                        and maximum limits.

Risk-based capital ("RBC")...........   A measure adopted by the NAIC for
                                        assessing the minimum statutory capital
                                        and surplus requirements of insurers.

Risk retention.......................   The amount or portion of a risk an
                                        insurer retains for its own account
                                        after ceded reinsurance. Losses above
                                        the stated retention level are
                                        collectible from the reinsurer. The
                                        retention level may be stated as a
                                        percentage or dollar amount.

Salvage..............................   The amount of money an insurer recovers
                                        through the sale of property transferred to the insurer as a result of a loss payment.

Second injury fund...................   The employer of an injured, impaired
                                        worker is responsible only for the
                                        workers' compensation benefit for the
                                        most recent injury; the second injury
                                        fund would cover the cost of any
                                        additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry, funded through assessments to insurance companies based on either premiums or losses.

Self-insured retentions..............   That portion of the risk retained by a
                                        person for its own account.

Servicing carrier....................   An insurance company that provides, for
                                        a fee, various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool.

Standard policy forms................   Self-contained pre-printed policy
                                        language used when a large number of
                                        insureds face similar loss exposures.

Statutory accounting practices
       ("SAP").......................   The rules and procedures prescribed or
                                        permitted by United States state
                                        insurance regulatory authorities for
                                        recording transactions and preparing
                                        financial statements. Statutory
                                        accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus....................   As determined under SAP, the amount
                                        remaining after all liabilities,
                                        including loss reserves, are subtracted
                                        from all admitted assets. Admitted
                                        assets are assets of an insurer
                                        prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

Structured settlements...............   Periodic payments to an injured person
                                        or survivor for a determined number of
                                        years or for life, typically in
                                        settlement of a claim under a liability
                                        policy, usually funded through the
                                        purchase of an annuity.

Subrogation..........................   A principle of law incorporated in
                                        insurance policies, which enables an
                                        insurance company, after paying a loss
                                        to its insured, to recover the amount of the loss from another who is legally liable for it.

Third party liability................   A liability owed to a claimant (or
                                        "third party") who is not one of the two parties to the insurance contract.
                                        Insured liability claims are referred to as third party claims.

Treaty reinsurance...................   The reinsurance of a specified type or
                                        category of risks defined in a
                                        reinsurance agreement (a "treaty")
                                        between a primary insurer or other
                                        reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage....................   A form of insurance protection against
                                        losses in excess of amounts covered by
                                        other liability insurance policies or
                                        amounts not covered by the usual
                                        liability policies.

Unassigned funds (surplus)...........   The undistributed and unappropriated
                                        amount of statutory surplus.

Underwriter..........................   An employee of an insurance company who
                                        examines, accepts or rejects risks and
                                        classifies accepted risks in order to
                                        charge an appropriate premium for each
                                        accepted risk. The underwriter is
                                        expected to select business that will
                                        produce an average risk of loss no
                                        greater than that anticipated for the
                                        class of business.

Underwriting.........................   The insurer's or reinsurer's process of
                                        reviewing applications for insurance
                                        coverage, and the decision whether to
                                        accept all
                                        or part of the coverage and
                                        determination of the applicable
                                        premiums; also refers to the acceptance
                                        of such coverage.

Underwriting expense ratio...........   For SAP it is the ratio of underwriting
                                        expenses incurred to net written
                                        premiums. For GAAP it is the ratio of
                                        underwriting expenses incurred reduced
                                        by an allocation of fee income to net
                                        written premiums.

Underwriting gain or
       underwriting loss.............   The pre-tax profit or loss experienced
                                        by a property and casualty insurance
                                        company after deducting loss and loss
                                        adjustment expenses and operating
                                        expenses from net earned premiums. This
                                        profit or loss calculation includes
                                        reinsurance assumed and ceded but
                                        excludes investment income.

Unearned premium.....................   The portion of premiums written that is
                                        allocable to the unexpired portion of
                                        the policy term.

Voluntary market.....................   The market in which a person seeking
                                        insurance obtains coverage without the
                                        assistance of residual market
                                        mechanisms.

Wholesale broker.....................   An independent or exclusive agent that
                                        represents both admitted and non
                                        admitted insurers in market areas which
                                        include standard, non-standard,
                                        specialty and excess and surplus lines
                                        of insurance. The wholesaler does not
                                        deal directly with the insurance
                                        consumer. The wholesaler deals with the
                                        retail agent or broker.

Workers' compensation................   A system (established under state and
                                        federal laws) under which employers
                                        provide insurance for benefit payments
                                        to their employees for work-related
                                        injuries, deaths and diseases,
                                        regardless of fault.

ITEM 2.       PROPERTIES.

         The Company's executive offices are located in Hartford, Connecticut. The Company rents from an affiliate of Travelers Group approximately 1,030,000 square feet of office space in Hartford, Connecticut, under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by the Company for additional five-year terms. Under certain circumstances, the Company may be required to purchase the leased premises. In addition, the Company leases 248 field offices totaling approximately 5,890,000 square feet throughout the United States under leases or subleases with third parties. The Company also rents from Aetna approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004.

         The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS.


         This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

         A number of cases have been filed against large segments of the property-casualty insurance industry, including certain industry organizations, relating to service fee charges and premium calculations on certain workers' compensation insurance. A subsidiary of the Company is one of ten defendants in South Carolina ex rel. Medlock v. National Council on Compensation Insurance ("NCCI"), an action filed by the Attorney General of South Carolina in August 1994 in the Court of Common Pleas, County of Greenville, South Carolina. Suing on behalf of all employers insured through the South Carolina workers' compensation assigned risk pool, the plaintiff alleges that the pool's administrator and servicing carriers conspired to set excessive fees in violation of the state's unfair trade practices law. The plaintiff seeks declaratory and injunctive relief, disgorgement of unspecified excess profits, and additional statutory penalties. In August 1997, all pending motions to dismiss were denied in this case.

         Beginning in January 1997, nine purported class actions were commenced in various courts against certain subsidiaries of the Company, dozens of other insurers, and the NCCI. The allegations in these nine lawsuits are substantially the same. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on certain loss-sensitive workers' compensation insurance policies, in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. In January 1997, two of these purported class actions, both entitled El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et. al., were filed in the Chancery Court, Davidson County, Tennessee, and Superior Court, Richmond County, Georgia. In February 1997, the Tennessee action was removed to the U.S. District Court for the Middle District of Tennessee and the Georgia action was removed to the U.S. District Court for the Southern District of Georgia. In October 1997, the Georgia action was remanded to the Superior Court, Richmond County, Georgia. In December 1997, the Tennessee action was remanded to the Chancery Court, Davidson County, Tennessee. In July 1997, Bristol Hotel Management Corp. et al. v. The Aetna Casualty and Surety Company, et al., was filed in the U.S. District Court for the Southern District of

Florida. In December 1997, three actions, entitled Foodarama Supermarkets, Inc., et al. v. The Aetna Casualty and Surety Company, et al.; Bristol Hotel Management Corp. et al. v. The Aetna Casualty and Surety Company, et al., and Hill-Behan Lumber Co. v. Hartford Insurance Co., et al. were commenced, respectively, in the Superior Court of New Jersey (Law Division), Morris County, New Jersey; the Circuit Court of Palm Beach County, Florida and the Circuit Court of Madison County, Illinois. In February 1998, three additional lawsuits were commenced: CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al., in the Circuit Court of Cook County, Illinois, Foodarama Supermarkets, Inc., et al. v. The Aetna Casualty and Surety Company, et al. in the Court of Common Pleas, Philadelphia, Pennsylvania, and Hill-Behan Lumber Co. v. Hartford Insurance Co., et al., in the Circuit Court of the City of St. Louis, Missouri.

         The Company intends to contest vigorously all of the above-described cases.

         In January 1997, a purported class of Texas workers' compensation insureds filed a petition to intervene in a lawsuit pending in District Court, Travis County, Texas, entitled Travelers Indemnity Company of Connecticut v. Texas Workers Compensation Insurance Facility. In its most recent pleadings, the purported class challenges certain premium calculations on certain workers' compensation policies from 1992 through 1994. In July 1997, the Texas Department of Insurance issued a rule addressing the same premium calculation issues raised by the purported class. The Company joined with several other insurers in an appeal proceeding, entitled Highlands Insurance Company v. Texas Department of Insurance, which was filed in July 1997 in the District Court of Travis County, Texas, challenging the rule on the ground that it exceeds the Department's regulatory authority. In January 1998, the Company, the Department and the purported class reached an agreement in principle to settle all claims among themselves, subject to court approval. If approved, the settlement will not have a material effect on the Company's results of operations, financial condition or liquidity.

         In the ordinary course of business, certain of the Company's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances. The conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict legal and legislative changes and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of current reserves. The magnitude of these additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not Applicable.
                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is listed on the NYSE under the symbol "TAP." There is no established public trading market for the Company's Class B Common Stock. The high and low sale prices, as reported on the consolidated transaction reporting system, for the Class A Common Stock for the periods indicated, and the dividends per share, are set forth below

                                      1996                                       1997                           1998
                        ---------------------------------     -------------------------------------------    ----------
                           2ND Q*      3RD Q     4TH Q          1ST Q      2ND Q      3RD Q      4TH Q         1ST Q**
                        ----------- ---------- ----------     ---------- ---------- ---------- ----------    ----------
Class A Common
Stock Price

High                       $28.500    $29.375    $36.000        $39.625    $40.375    $43.563    $45.000       $46.063
Low                        $26.000    $23.125    $28.000        $31.750    $31.375    $37.875    $34.875       $39.125

Dividends per
Share of Class A
Common Stock                            $.075      $.075          $.075      $.075      $.075      $.075          $.10

-----------------------
*   From April 23, 1996
** Through March 4, 1998

         At March 4, 1998, the Company had approximately 630 holders of record of its Class A Common Stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. At March 4, 1998, TIGI was the sole holder of record of the Company's Class B Common Stock.

         For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA.

         See "Five-Year Summary of Selected Financial Data" on page 17 of the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1997 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1997 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 54 of the 1997 Annual Report, which material is included as part of Exhibit 13 to this Form 10-K.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 22, 1998, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

ITEM 11.      EXECUTIVE COMPENSATION.

         See the material under the caption "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

         See the material under the captions "Voting Rights," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, incorporated herein by reference.

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

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

         (3)      Exhibits:

                  See Exhibit Index.

(b)      Reports on Form 8-K:

                  On October 14, 1997, the Company filed a Current Report on Form 8-K dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three and nine months ended September 30, 1997, and certain other selected financial data.

                  No other reports on Form 8-K were filed during the fourth quarter of 1997.

                                  EXHIBIT INDEX



         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         3.01 Restated Certificate of Incorporation of Travelers Property Casualty Corp. (the "Company"), Certificate of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred Stock, Series Z, of the Company, Certificate of Amendment to the Restated Certificate of Incorporation, filed March 7, 1997, and Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No.1-14328) (the "Company's 3/31/97 10-Q").

         3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97 10-Q.

         4.01 Intercompany Agreement, dated as of April 2, 1996, between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

         4.02.1 Shareholders Agreement, dated as of April 2, 1996, by and among the Company, The Travelers Insurance Group Inc., Aetna Life and Casualty Company (now known as Aetna Services, Inc.), J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

         4.02.2+ Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         10.01* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

         10.02* Travelers Property Casualty Corp. 1996 Executive Option Plan (as amended through March 7, 1997), incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.1-14328) (the "Company's 1996 10-K").

         10.03* Travelers Property Casualty Corp. Executive Performance Compensation Plan (as amended through March 7, 1997), incorporated by reference to Exhibit 10.04 to the Company's 1996 10-K.

         10.04* Travelers Property Casualty Corp. 1996 Deferred Compensation Plan for Non-Employee Directors (as amended through September 25, 1996), incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No.1-14328).

         10.05* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the "TRV 9/30/97 10-Q").

         10.06.1* Travelers Group Stock Option Plan (as amended and restated as of April 24, 1996), incorporated by reference to Exhibit
                  10.02.1 to the Annual Report on Form 10-K of Travelers Group Inc. for the fiscal year ended December 31, 1996 (File No. 1-9924) (the "TRV 1996 10-K").

         10.06.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the fiscal quarter ended September 30, 1996 (File No. 1-9924).

         10.06.3* Amendment No. 15 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.04 to the TRV 9/30/97 10-Q.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         10.07* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the TRV 9/30/97 10-Q.

         10.08* Retirement Benefit Equalization Plan of Travelers Group Inc. (as amended and restated as of January 1, 1994), incorporated by reference to Exhibit 10.04 to the TRV 1996 10-K.

         10.09* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1992 (File No. 1-5799).

         10.10 TAPC Tax Allocation Agreement, effective as of January 1, 1996 between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

         10.11 Lease for office space at CityPlace, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

         10.12 Lease for office space in Hartford, Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Company's 1996 10-K.

         10.13* Letter Agreement, dated November 17, 1996, between the Company and Stanton F. Long, incorporated by reference to Exhibit
                  10.15 to the Company's 1996 10-K.

         10.14*+ The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

         10.15.1 License Agreement, dated November 28, 1995, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated by reference to Exhibit 10.7 to the Company's Form S-1.

         10.15.2+ License Agreement Amendment, dated April 2, 1996, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01+  Computation of Earnings Per Share.

         12.01+   Computation of Ratio of Earnings to Fixed Charges.

         13.01+ Pages 17 through 55 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

         21.01+   Subsidiaries of the Registrant.

         23.01+ Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02+ Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         24.01+   Powers of Attorney.

         27.01+   Financial Data Schedule.

         99.01 Combined Financial Statements of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related reports of Independent Accountants, incorporated by reference to Exhibit 99.01 to the Company's 1996 10-K.


         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

         The financial statements required by Form 11-K for 1997 for the Travelers Group 401(k) Savings Plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

         Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1997 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

-------------------

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.

                                        TRAVELERS PROPERTY CASUALTY CORP.
                                        (Registrant)

                                        By: /s/ Robert I. Lipp
                                        ----------------------------------------
                                          Robert I. Lipp, Chairman of the Board,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 1998.

                    SIGNATURE                                                      TITLE
                    ---------                                                      -----

               /s/ Robert I. Lipp                                Chairman of the Board, President and Chief
-------------------------------------------------             Executive Officer (Principal Executive Officer)
                  Robert I. Lipp                                                and Director

             /s/ William P. Hannon                                        Chief Financial Officer
-------------------------------------------------                      (Principal Financial Officer)
                William P. Hannon

             /s/ Thomas P. Shugrue                              Vice President and Chief Accounting Officer
-------------------------------------------------                      (Principal Accounting Officer)
                Thomas P. Shugrue

                        *                                                         Director
-------------------------------------------------
                Kenneth J. Bialkin

                        *                                                         Director
-------------------------------------------------
                  John J. Byrne

                        *                                                         Director
-------------------------------------------------
                   James Dimon

                    SIGNATURE                                                      TITLE
                    ---------                                                      -----



                        *                                                         Director
-------------------------------------------------
                 Dudley C. Mecum


                        *                                                         Director
-------------------------------------------------
                Roberto G. Mendoza


                        *                                                         Director
-------------------------------------------------
                  Frank J. Tasco


                        *                                                         Director
-------------------------------------------------
                 Sanford I. Weill


                        *                                                         Director
-------------------------------------------------
                  Arthur Zankel



*By:
           /s/ Jay S. Fishman
     --------------------------------------------
           Jay S. Fishman
           Attorney-in-fact

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES *


                                                                                           Incorporated
                                                                                         by reference from
                                                                                         the Company's 1997
                                                                                         Annual Report to
                                                                          Page            Stockholders at
                                                                         Herein           page indicated
                                                                         ------           --------------
Independent Auditors' Report                                               F-2                   55

Consolidated Statement of Income for the years ended
December 31, 1997, 1996 and 1995                                                                 32

Consolidated Balance Sheet at
December 31, 1997 and 1996                                                                       33

Consolidated Statement of Changes in Stockholders'
Equity for the years ended December 31, 1997, 1996 and 1995                                      34

Consolidated Statement of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                                                 35

Notes to Consolidated Financial Statements                                                       36-54

Schedules:

         Schedule II - Condensed Financial Information of
         Registrant (Parent Company only)                                  F-3 - F-6

         Schedule III - Supplementary Insurance Information                F-7 - F-9

         Schedule VI - Supplementary Information Concerning
         Property-Casualty Insurance Operations                            F-10


* Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Travelers Property Casualty Corp.:

Under date of January 26, 1998, except for note 1, Accounting Policies - Earnings per Share, as to which the date is February 3, 1998, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules which are listed on the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 26, 1998

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME

                                                                                                   For the period
                                                                              For the year        January 16, 1996
                                                                           ended December 31,      to December 31,
                                                                                  1997                  1996
                                                                                  ----                  ----
REVENUES
Net investment income and other                                                 $      9             $       2

EXPENSES
Interest                                                                             165                   120
Other                                                                                  7                    36
                                                                                --------             ---------
                                                                                     172                   156
                                                                                --------             ---------
Loss before federal income taxes and equity in
  net income of subsidiaries                                                        (163)                 (154)
Federal income tax benefit                                                            59                    54
                                                                                --------             ---------
Loss before equity in net income of subsidiaries                                    (104)                 (100)
Equity in net income of subsidiaries                                               1,340                   491
                                                                                --------             ---------
Net income                                                                      $  1,236             $     391
                                                                                ========             =========


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

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                                                            December 31,
                                                                                        1997           1996
                                                                                     ----------     ----------
ASSETS
Cash                                                                                 $        -     $        1
Investment in subsidiaries at equity                                                     10,122          8,686
Federal income taxes receivable                                                               -             32
Deferred federal income taxes                                                                14             12
Other assets                                                                                 19             16
                                                                                     ----------     ----------
                  Total assets                                                       $   10,155     $    8,747
                                                                                     ==========     ==========

LIABILITIES
Commercial paper                                                                     $      108     $       25
Long-term debt                                                                            2,177          2,177
Other liabilities                                                                            93             65
                                                                                     ----------     ----------
                  Total liabilities                                                       2,378          2,267
                                                                                     ----------     ----------

STOCKHOLDERS' EQUITY
Common Stock:
     Class A, $.01 par value, 700 million shares authorized;
       (issued shares, 72,393,407 and 71,979,829)                                             1              1
     Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                              3              3
Additional paid-in capital                                                                5,473          5,455
Retained earnings                                                                         1,866            749
Treasury stock, at cost (shares, 7,314,688 and 406,860)                                    (266)           (13)
Unrealized gain on investment securities, net of tax                                        722            285
Unearned compensation                                                                       (22)             -
                                                                                     -----------    ----------
                  Total stockholders' equity                                              7,777          6,480
                                                                                     ----------     ----------
                  Total liabilities and stockholders' equity                         $   10,155     $    8,747
                                                                                     ==========     ==========

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

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                                   For the period
                                                                              For the year        January 16, 1996
                                                                           ended December 31,      to December 31,
                                                                                  1997                  1996
                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                 $    1,236            $      391
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Equity in net income of subsidiaries                                       (1,340)                 (491)
       Dividends received from consolidated subsidiaries                             340                   299
       Amortization expense                                                            2                     1
       Deferred federal income tax benefit                                            (2)                  (12)
       Federal income taxes receivable                                                32                   (32)
       Other assets                                                                    -                   (14)
       Other liabilities                                                               6                    52
                                                                              ----------            ----------
         Net cash provided by operating activities                                   274                   194
                                                                              ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital contribution to subsidiaries                                                -                  (710)
   Short-term securities, purchases, net                                              (5)                   (6)
   Business acquisition                                                                -                (4,160)
                                                                              ----------            ----------
         Net cash used in investing activities                                        (5)               (4,876)
                                                                              ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of commercial paper, net                                                  83                    25
   Issuance of long-term debt                                                          -                 2,177
   Borrowings on revolving line of credit                                              -                 2,650
   Payments on revolving line of credit                                                -                (2,650)
   Contributions from TIGI                                                             -                 1,138
   Purchase of treasury stock                                                       (268)                  (13)
   Private offering of common stock                                                    -                   525
   Initial public offering of common stock                                             -                   928
   Issuance of Series Z preferred stock                                                -                   540
   Redemptions of Series Z preferred stock                                             -                  (540)
   Fees paid on behalf of subsidiaries                                                 -                   (33)
   Dividends on Series Z preferred stock                                               -                    (4)
   Restricted stock issuance                                                          34                     -
   Dividends to TIGI                                                                 (98)                  (49)
   Dividends to minority shareholders                                                (21)                  (11)
                                                                              ----------            ----------
         Net cash provided by (used in) financing activities                        (270)                4,683
                                                                              ----------            ----------
   Net increase (decrease) in cash                                                    (1)                    1
   Cash at beginning of period                                                         1                     -
                                                                              ----------            ----------
   Cash at end of period                                                      $        -            $        1
                                                                              ==========            ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                   $      163            $      100
                                                                              ==========            ==========
   Cash received during the period for taxes                                  $       79            $       10
                                                                              ==========            ==========

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT


1.  GENERAL

    Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc.) was organized on January 16, 1996. In April 1996, TIGI contributed The Travelers Indemnity Company and its subsidiaries to TAP. In addition, TAP purchased all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C) for a purchase price of approximately $4.2 billion in cash.

2.  PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of TAP and, on an equity basis, its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

3.  DEBT

    The annual maturities of the outstanding debt are as follows: $400 million in 1999; $500 million in 2001 and $1,277 million after 2002.

4.  SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

    In 1996, TIGI acquired approximately 328 million shares of Class B Common Stock of TAP in exchange for contributing the outstanding capital stock of The Travelers Indemnity Company and a capital contribution of approximately $1.1 billion.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1997
                                  (In millions)



Segment            Deferred policy       Claims and         Unearned       Premium         Net             Claims
                   acquisition costs     claim adjust-      premiums       revenue         investment      and claim
                                         ment expense                                      income          adjustment
                                         reserves                                          (a)             expenses
----------------------------------------------------------------------------------------------------------------------
Commercial
   Lines               $     309          $    27,356      $   2,519       $   4,308       $  1,695        $   3,631

Personal
   Lines                     192                2,782          1,348           2,917            353            1,853

Corporate
  and Other
  Operations                   -                  186              -               -              3                -
                       ---------          -----------      ---------       ---------       --------        ---------

Consolidated           $     501          $    30,324      $   3,867       $   7,225       $  2,051        $   5,484
                       =========          ===========      =========       =========       ========        =========


                   Amortization
Segment            of deferred          Other            Premiums
                   policy               operating        written
                   acquisition          expenses
                   costs                (b)
-----------------------------------------------------------------
Commercial
   Lines           $     622            $    980        $   4,758

Personal
   Lines                 505                 366            3,074

Corporate
  and Other
  Operations               -                 202                -
                   ---------            --------        ---------

Consolidated       $   1,127            $  1,548        $   7,832
                   =========            ========        =========


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

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


                       Supplementary Insurance Information

                                      1996
                                  (In millions)


Segment              Deferred policy        Claims and          Unearned          Premium        Net               Claims
                     acquisition costs      claim adjust-       premiums          revenue        investment        and claim
                                            ment expense                                         income            adjustment
                                            reserves                                             (a)               expenses
---------------------------------------------------------------------------------------------------------------------------------
Commercial
   Lines                 $    253           $    28,017         $   2,303          $    3,695    $     1,343       $  3,679

Personal
   Lines                      173                 2,952             1,251               2,323            311          1,599

Corporate
  and Other
  Operations                    -                   208                 -                  10              2              4
                         --------           -----------         ---------          ----------    -----------       --------

Consolidated             $    426           $    31,177         $   3,554          $    6,028    $     1,656       $  5,282
                         ========           ===========         =========          ==========    ===========       ========


                     Amortization
Segment              of deferred        Other        Premiums
                     policy             operating    written
                     acquisition        expenses
                     costs              (b)
--------------------------------------------------------------
Commercial
   Lines             $       533        $   1,081    $   3,973

Personal
   Lines                     373              294        2,359

Corporate
  and Other
  Operations                   -              147           10
                     -----------        ---------    ---------

Consolidated         $       906        $   1,522    $   6,342
                     ===========        =========    =========


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

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1995
                                  (In millions)


Segment              Deferred policy        Claims and          Unearned          Premium        Net               Claims
                     acquisition costs      claim adjust-       premiums          revenue        investment        and claim
                                            ment expense                                         income            adjustment
                                            reserves                                             (a)               expenses
--------------------------------------------------------------------------------------------------------------------------------
Commercial
  Lines               $       122           $    13,725         $   1,154         $  2,017       $     548         $  1,853

Personal
   Lines                       80                 1,488               541            1,284             161              957

Corporate
  and Other
  Operations                    -                   247                 -               14               1                7
                      -----------           -----------         ---------         --------       ---------         --------

Consolidated          $       202           $    15,460         $   1,695         $  3,315       $     710         $  2,817
                      ===========           ===========         =========         ========       =========         ========


                           Amortization
Segment                    of deferred        Other        Premiums
                           policy             operating    written
                           acquisition        expenses
                           costs              (b)
--------------------------------------------------------------------
Commercial
  Lines                    $     291          $    502     $   2,309

Personal
   Lines                         221               157         1,298

Corporate
  and Other
  Operations                       -                30            14
                           ---------          --------     ---------

Consolidated               $     512          $    689     $   3,621
                           =========          ========     =========


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

                                   SCHEDULE VI

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (1)

                                    1995-1997

                                  (IN MILLIONS)

                                                      Reserves for
                                                        unpaid         Discount
                                      Deferred          claims            from
           Affiliation                 policy          and claim         reserves                                      Net
              with                   acquisition      adjustment       for unpaid       Unearned        Earned      investment
           registrant                   costs          expenses        claims (2)       premiums       premiums       income
           ----------                   -----          --------        ----------       --------       --------       ------
1997   Consolidated property -
       casualty operations . . .       $    501       $   30,138         $    912       $  3,867       $   7,225      $   2,048


1996   Consolidated  property -
       casualty operations . . .       $    426       $   30,969         $  1,012       $  3,554       $   6,018      $   1,654


1995   Consolidated property -
       casualty operations . . .       $    202       $   15,213         $    528       $  1,695       $   3,301      $     709





                                          Claims and
                                         claim adjust-
                                         ment expenses           Amortization
                                      incurred related to:       of deferred         Paid claims
           Affiliation                --------------------          policy            and claim
              with                    Current      Prior         acquisition         adjustment        Premiums
           registrant                   Year         Year           costs              expenses         written
           ----------                   ----         ----           -----              --------         -------
1997   Consolidated property -
       casualty operations . . .        $5,730     $  (492)        $  1,127           $ 5,648         $   7,832


1996   Consolidated  property -
       casualty operations . . .        $4,839     $   192         $    906           $ 5,057         $   6,332


1995   Consolidated property -
       casualty operations . . .        $2,903     $  (226)        $    512           $ 2,819         $   3,607


(1)    Excludes accident and health business.

(2)    See "Discounting" on page 20.

                                  EXHIBIT INDEX



         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         3.01 Restated Certificate of Incorporation of Travelers Property Casualty Corp. (the "Company"), Certificate of Designations, Powers, Preferences and Rights of 7.5% Redeemable Preferred Stock, Series Z, of the Company, Certificate of Amendment to the Restated Certificate of Incorporation, filed March 7, 1997, and Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No.1-14328) (the "Company's 3/31/97 10-Q").

         3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97 10-Q.

         4.01 Intercompany Agreement, dated as of April 2, 1996, between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

         4.02.1 Shareholders Agreement, dated as of April 2, 1996, by and among the Company, The Travelers Insurance Group Inc., Aetna Life and Casualty Company (now known as Aetna Services, Inc.), J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

         4.02.2+ Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         10.01* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

         10.02* Travelers Property Casualty Corp. 1996 Executive Option Plan (as amended through March 7, 1997), incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No.1-14328) (the "Company's 1996 10-K").

         10.03* Travelers Property Casualty Corp. Executive Performance Compensation Plan (as amended through March 7, 1997), incorporated by reference to Exhibit 10.04 to the Company's 1996 10-K.

         10.04* Travelers Property Casualty Corp. 1996 Deferred Compensation Plan for Non-Employee Directors (as amended through September 25, 1996), incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No.1-14328).

         10.05* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the "TRV 9/30/97 10-Q").

         10.06.1* Travelers Group Stock Option Plan (as amended and restated as of April 24, 1996), incorporated by reference to Exhibit
                  10.02.1 to the Annual Report on Form 10-K of Travelers Group Inc. for the fiscal year ended December 31, 1996 (File No. 1-9924) (the "TRV 1996 10-K").

         10.06.2* Amendment No. 14 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the fiscal quarter ended September 30, 1996 (File No. 1-9924).

         10.06.3* Amendment No. 15 to the Travelers Group Stock Option Plan, incorporated by reference to Exhibit 10.04 to the TRV 9/30/97 10-Q.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         10.07* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the TRV 9/30/97 10-Q.

         10.08* Retirement Benefit Equalization Plan of Travelers Group Inc. (as amended and restated as of January 1, 1994), incorporated by reference to Exhibit 10.04 to the TRV 1996 10-K.

         10.09* The Travelers Corporation Supplemental Benefit Plan, effective December 20, 1992, incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation ("old Travelers") for the fiscal year ended December 31, 1992 (File No. 1-5799).

         10.10 TAPC Tax Allocation Agreement, effective as of January 1, 1996 between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

         10.11 Lease for office space at CityPlace, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

         10.12 Lease for office space in Hartford, Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Company's 1996 10-K.

         10.13* Letter Agreement, dated November 17, 1996, between the Company and Stanton F. Long, incorporated by reference to Exhibit
                  10.15 to the Company's 1996 10-K.

         10.14*+ The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

         10.15.1 License Agreement, dated November 28, 1995, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated by reference to Exhibit 10.7 to the Company's Form S-1.

         10.15.2+ License Agreement Amendment, dated April 2, 1996, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01+  Computation of Earnings Per Share.

         12.01+   Computation of Ratio of Earnings to Fixed Charges.

         13.01+ Pages 17 through 55 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

         21.01+   Subsidiaries of the Registrant.

         23.01+ Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02+ Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         24.01+   Powers of Attorney.

         27.01+   Financial Data Schedule.

         99.01 Combined Financial Statements of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company as of December 31, 1995 and 1994 and for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, together with the notes thereto and the related reports of Independent Accountants, incorporated by reference to Exhibit 99.01 to the Company's 1996 10-K.


         The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

         The financial statements required by Form 11-K for 1997 for the Travelers Group 401(k) Savings Plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

         Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1997 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

-------------------

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+        Filed herewith.