Form 10-Q
period 1998-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1998-05-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________


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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                   COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998:

                        CLASS A                65,928,011
                        CLASS B               328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

                                                                              Page No.
                                                                              --------
Item 1. Financial Statements:

        Condensed Consolidated Statement of Income (Unaudited) -
         Three Months Ended March 31, 1998 and 1997                              3

        Condensed Consolidated Balance Sheet - March 31, 1998 (Unaudited)
         and December 31, 1997                                                   4

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity (Unaudited) -
         Three Months Ended March 31, 1998                                       5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1998 and 1997                              6

        Notes to Condensed Consolidated Financial Statements (Unaudited)         7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     11


                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders                     21

Item 6. Exhibits and Reports on Form 8-K                                        21

Exhibit Index                                                                   22

Signatures                                                                      23

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)


==============================================================================
For the Three Months Ended March 31,                        1998         1997
------------------------------------------------------------------------------
REVENUES
Premiums                                                   $1,898       $1,800
Net investment income                                         508          500
Fee income                                                     82           97
Realized investment gains                                      66            8
Other revenues                                                 40           26
------------------------------------------------------------------------------
  Total revenues                                            2,594        2,431
------------------------------------------------------------------------------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                        1,441        1,373
Amortization of deferred acquisition costs                    286          283
Interest expense                                               41           40
General and administrative expenses                           340          345
------------------------------------------------------------------------------
  Total claims and expenses                                 2,108        2,041
------------------------------------------------------------------------------

Income before federal income taxes                            486          390
------------------------------------------------------------------------------

Federal income taxes                                          139          117
------------------------------------------------------------------------------

Net income                                                 $  347       $  273
==============================================================================

BASIC EARNINGS PER SHARE
Net income                                                 $ 0.88       $ 0.68
Weighted average number of common shares outstanding        392.2        399.4
------------------------------------------------------------------------------


DILUTED EARNINGS PER SHARE
Net income                                                 $ 0.88       $ 0.68
Weighted average number of common shares outstanding
  and common stock equivalents                              392.6        399.4
==============================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

===============================================================================================================
                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1998           1997
                                                                                     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $26,492 and $26,127)         $ 27,509        $ 27,188
Equity securities, at fair value (cost, $898 and $977)                                      968           1,037
Mortgage loans                                                                              633             691
Real estate held for sale                                                                    65              95
Short-term securities                                                                     2,013           1,446
Other investments                                                                           622             574
---------------------------------------------------------------------------------------------------------------
  Total investments                                                                      31,810          31,031
---------------------------------------------------------------------------------------------------------------
Cash                                                                                         66              47
Investment income accrued                                                                   408             387
Premium balances receivable                                                               2,915           2,897
Reinsurance recoverables                                                                  9,248           9,188
Deferred acquisition costs                                                                  509             501
Deferred federal income taxes                                                             1,319           1,316
Contractholder receivables                                                                1,978           1,923
Goodwill                                                                                  1,487           1,497
Other assets                                                                              2,125           1,895
---------------------------------------------------------------------------------------------------------------
  Total assets                                                                         $ 51,865        $ 50,682
===============================================================================================================
LIABILITIES
Claims and claim adjustment expense reserves                                           $ 30,208        $ 30,324
Unearned premium reserves                                                                 4,029           3,867
Contractholder payables                                                                   1,978           1,923
Commercial paper                                                                             28             108
Long-term debt                                                                            1,250           1,249
Other liabilities                                                                         5,407           4,534
---------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                      42,900          42,005
---------------------------------------------------------------------------------------------------------------
TAP - obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely junior subordinated debt securities of TAP                                 900             900
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock:
  Class A, $.01 par value, 700 million shares authorized;
     72,393,407 shares issued                                                                 1               1
  Class B, $.01 par value, 700 million shares authorized;
     328,020,170 shares issued and outstanding                                                3               3
Additional paid-in capital                                                                5,479           5,473
Retained earnings                                                                         2,174           1,866
Accumulated other changes in equity from nonowner sources                                   698             722
Treasury stock, at cost (shares, 6,583,987 and 7,314,688)                                  (240)           (266)
Unearned compensation                                                                       (50)            (22)
---------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                              8,065           7,777
---------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                           $ 51,865        $ 50,682
===============================================================================================================

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)



For the Three Months Ended March 31, 1998

                                                          DOLLARS                    SHARES
                                                          -------        ------------------------------

                                                                           CLASS A            CLASS B
COMMON STOCK AND ADDITIONAL
  PAID-IN CAPITAL
Balance, beginning of period                              $ 5,477         72,393,407        328,020,170
Capital Accumulation Plan grant                                 6                 --                 --
-----------------------------------------------------------------        -----------        -----------
Balance, end of period                                      5,483         72,393,407        328,020,170
-----------------------------------------------------------------        -----------        -----------

RETAINED EARNINGS
Balance, beginning of period                                1,866
Net income                                                    347
Dividends                                                     (39)
-----------------------------------------------------------------
Balance, end of period                                      2,174
-----------------------------------------------------------------

ACCUMULATED OTHER
  CHANGES IN EQUITY FROM NONOWNER SOURCES (1)
Balance, beginning of period                                  722
Net unrealized loss on securities                             (22)
Foreign currency translation adjustments                       (2)
-----------------------------------------------------------------
Balance, end of period                                        698
-----------------------------------------------------------------
TREASURY STOCK (AT COST)
Balance, beginning of period                                 (266)        (7,314,688)                --
Capital Accumulation Plan grant, net of forfeitures            26            730,287                 --
Other                                                          --                414                 --
-----------------------------------------------------------------        -----------        -----------
Balance, end of period                                       (240)        (6,583,987)                --
-----------------------------------------------------------------        -----------        -----------


UNEARNED COMPENSATION
Balance, beginning of period                                  (22)
Issuance of restricted stock under Capital
  Accumulation Plan, net of forfeitures                       (32)
Restricted stock amortization                                   4
-----------------------------------------------------------------
Balance, end of period                                        (50)
-----------------------------------------------------------------        -----------        -----------
  Total stockholders' equity and shares outstanding       $ 8,065         65,809,420        328,020,170
=================================================================        ===========        ===========



(1)All items of accumulated other changes in equity from nonowner sources are displayed net of tax.



            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

==============================================================================
For the Three Months Ended March 31,                      1998           1997
------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $   340        $   256
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
   Fixed maturities                                         382            419
   Mortgage loans                                            70             46
  Proceeds from sales of investments
   Fixed maturities                                       2,388          3,968
   Equity securities                                        167            152
   Mortgage loans                                            --             27
   Real estate held for sale                                 33              3
  Purchase of investments
   Fixed maturities                                      (3,089)        (4,540)
   Equity securities                                        (59)          (148)
   Mortgage loans                                           (10)            --
  Short-term securities, (purchases) sales, net            (566)          (539)
  Other investments, net                                    (42)            40
  Securities transactions in course of settlement           523            387
------------------------------------------------------------------------------
      Net cash used in investing activities                (203)          (185)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of commercial paper, net                         (79)           (25)
  Purchase of treasury stock                                 --            (16)
  Dividend to TIGI                                          (33)           (25)
  Dividend to minority shareholders                          (6)            (5)
------------------------------------------------------------------------------
      Net cash used in financing activities                (118)           (71)
------------------------------------------------------------------------------
Net increase in cash                                         19             --
------------------------------------------------------------------------------
Cash at beginning of period                                  47            106
------------------------------------------------------------------------------
Cash at end of period                                   $    66        $   106
==============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid (refunded)                          $   (10)       $   169
  Interest paid                                         $    26        $    25
==============================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General

   The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Travelers Group Inc. (Travelers Group)) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

   Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2. Changes in Accounting Principles and Accounting Standards not yet Adopted

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income thus represents the sum of net income and other changes in equity from nonowner sources. The accumulated balance of other changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the consolidated balance sheet. The adoption of FAS 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:


   ------------------------------------------------------------------------------
  (for the three months ended March 31, in millions)           1998        1997
   ------------------------------------------------------------------------------
   Net income                                                  $  347      $  273
   Other changes in equity from nonowner sources                  (24)       (343)
   ------------------------------------------------------------------------------
     Total changes in equity from nonowner sources             $  323      $  (70)
   ==============================================================================

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of the provisions of FAS 127 effective January 1, 1998 did not have a significant impact on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC of the AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The Company has not yet determined the impact that SOP 98-1 will have on its consolidated financial statements or when it will be implemented.

   In December 1997, the AcSEC of the AICPA issued Statement of Position 97-3, "Accounting by Insurance and other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined the impact that SOP 97-3 will have on its consolidated financial statements or when it will be implemented.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS 131.

3. Earnings per Share

   For the three months ended March 31, 1998 and 1997, there was no effect from dilutive securities on earnings per share.

4. Capital and Debt

   TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $3.6 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. At March 31, 1998, there were no borrowings outstanding under this facility. If the Company had borrowings on this facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At March 31, 1998, TAP had $28 million of commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Capital and Debt, Continued

   The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP received $110 million of dividends from its insurance subsidiaries during the first quarter of 1998.

5. Commitments and Contingencies

   In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993. The outcome of the restructuring of Lloyd's remains uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, the Company believes that it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, the Company believes that the net receivable from reinsurance contracts is properly stated.

   It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

   The reserves carried for environmental and asbestos claims at March 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


6. Subsequent Event

   On April 6, 1998, Travelers Group, the indirect owner of approximately 83% of the outstanding common stock of TAP, announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed wholly owned subsidiary of Travelers Group (the "Merger").

   In order to consummate the Merger, Travelers Group has applied to the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the "BHCA"). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules, TAP's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the "BHCA Compliance Period"), which may be extended for three additional one-year periods by the Federal Reserve Board if, in its judgment, an extension would not be detrimental to the public interest.

   Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on TAP's operations going forward, including the ability to make acquisitions of certain insurance underwriters. It is not expected that such restrictions will impede TAP's existing businesses in any material respect or preclude TAP from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, TAP believes that its compliance with applicable law following the Merger will not have a material adverse effect on TAP's financial condition or results of operations.

   There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, TAP and Travelers Group will evaluate their alternatives in order to comply with whatever laws are then applicable.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Results of Operations reflect the consolidated results of operations of Travelers Property Casualty Corp. (TAP) and its subsidiaries (the Company), which includes Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company (collectively, Aetna P&C), which TAP purchased from Aetna Services, Inc. (Aetna) in 1996.

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.


=====================================================================================================
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,

 (in millions, except per share data)                                            1998            1997
-----------------------------------------------------------------------------------------------------
Revenues                                                                    $   2,594       $   2,431
-----------------------------------------------------------------------------------------------------
Net income (1)                                                              $     347       $     273
-----------------------------------------------------------------------------------------------------
Net income per share - assuming dilution                                    $    0.88       $    0.68
-----------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding and common stock equivalents - assuming dilution           392.6           399.4
=====================================================================================================

(1) Net income includes $43 million and $5 million of realized investment gains in the three months ended March 31, 1998 and 1997, respectively.

Consolidated Results of Operations for the Three Months Ended March 31, 1998 and 1997

Operating earnings, which exclude realized investment gains, were $304 million or $0.77 per share in the first quarter of 1998, an increase of $36 million or $0.10 per share from $268 million or $0.67 per share in the first quarter of 1997. The increase in operating earnings was primarily the result of increased after-tax net investment income and continued productivity improvements.

Revenues of $2.594 billion in the first quarter of 1998 increased $163 million from $2.431 billion in the first quarter of 1997. This increase was primarily attributable to a $98 million increase in earned premiums and a $58 million increase in realized investment gains, partially offset by a $15 million reduction in fee income.

Net investment income was $508 million in the first quarter of 1998, an increase of $8 million from the first quarter of 1997, reflecting the higher level of invested assets in the first quarter of 1998, partially offset by an increase in tax-exempt securities in the first quarter of 1998.

Fee income in the first quarter of 1998 was $82 million, a $15 million decrease from the first quarter of 1997. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by National Accounts writing more service fee-based product versus premium-based product.

Claims and expenses of $2.108 billion in the first quarter of 1998 increased $67 million from the first quarter of 1997. The increase was primarily the result of claims related to the growth in premiums.

The Company's effective tax rate was 29% in the first quarter of 1998 compared to 30% in the first quarter of 1997. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:

=========================================================================================
Three Months Ended March 31,                                          1998          1997
-----------------------------------------------------------------------------------------
STATUTORY:
   Loss and loss adjustment expense (LAE) ratio ......                72.9%         73.7%
   Underwriting expense ratio ........................                28.3          28.0
   Combined ratio before policyholder dividends.......               101.2         101.7
   Combined ratio.....................................               101.9         101.9
-----------------------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio ................................                72.7%         73.0%
   Underwriting expense ratio ........................                28.9          27.0
   Combined ratio before policyholder dividends.......               101.6         100.0
   Combined ratio.....................................               102.3         100.4
=========================================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1997 first quarter statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a change to conform the Aetna P&C method with the Travelers Indemnity and its subsidiaries (Travelers P&C) method of recording certain net written premiums, and an adjustment in Personal Lines associated with a change in its quota share reinsurance arrangement. Excluding these adjustments, the statutory and GAAP combined ratios before policyholder dividends for the first quarter of 1997 would have been 102.5% and 102.9%, respectively. The decrease in the first quarter of 1998 statutory and GAAP combined ratios compared to the first quarter of 1997 statutory and GAAP combined ratios excluding these adjustments was due to favorable loss experience and continued productivity improvements in Commercial Lines, offset in part by an increase in catastrophe losses in Personal Lines and a decrease in favorable prior year reserve development in the Personal Lines automobile bodily injury line.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Commercial Lines

==============================================================================
Three Months Ended March 31,                              1998            1997
------------------------------------------------------------------------------
(in millions)
Revenues..............................................  $1,697          $1,624
Net income (1)........................................  $  260          $  201
==============================================================================

(1) Commercial Lines net income includes $35 million and $8 million of realized investment gains in the three months ended March 31, 1998 and 1997, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $225 million in the first quarter of 1998 compared to $193 million in the first quarter of 1997. This increase was due to continued expense savings, no catastrophe losses and favorable loss experience.

Revenues were $1.697 billion in the first quarter of 1998 compared to $1.624 billion in the first quarter of 1997. This increase primarily reflected higher realized investment gains and higher earned premiums, partially offset by a decline in fee income.

Commercial Lines net written premiums in the first quarter of 1998 totaled $1.212 billion, down $126 million from $1.338 billion in the first quarter of 1997, reflecting a $142 million adjustment, in the first quarter of 1997, to net written premiums due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums increased slightly. Net written premium levels continue to be unfavorably impacted by the difficult pricing environment and also reflect the Company's disciplined approach to underwriting and risk management.

Fee income in the first quarter of 1998 was $82 million, a $15 million decrease from the first quarter of 1997. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets and the Company's continued success in lowering workers' compensation losses of service customers, partially offset by National Accounts writing more service fee-based product versus premium-based product.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $186 million in the first quarter of 1998 decreased $35 million from the first quarter of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation, National Accounts writing less premium-based product versus service fee-based product and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business and the business retention ratio were moderately higher in the first quarter of 1998 than in the first quarter of 1997, reflecting an increase in claim service-only business as well as continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $463 million in the 1998 first quarter, down $97 million from $560 million a year ago. In the first quarter of 1997, net written premiums included a $127 million adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums increased reflecting the continued growth through programs designed to leverage underwriting experience in specific industries, partially offset by pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Commercial Accounts new business in the first quarter of 1998 was moderately lower than in the first quarter of 1997, reflecting the Company's focus on obtaining new accounts where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the first quarter of 1998 than in the first quarter of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $379 million in the first quarter of 1998 compared to $364 million in the first quarter of 1997. In the first quarter of 1997 net written premiums included a $15 million adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the increase in Select Accounts net written premiums reflected the continued benefit from the broader industry and product line expertise of the combined company, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was significantly higher in the first quarter of 1998 compared to the first quarter of 1997. Select Accounts business retention ratio remained strong in the first quarter of 1998 and was virtually the same as that in the first quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $184 million in the first quarter of 1998 compared to $193 million in the first quarter of 1997. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $1.338 billion in the first quarter of 1998 were down slightly from $1.342 billion in the first quarter of 1997. This decrease was due to continued expense savings, cost efficiencies in operations and in competitive workers' compensation managed care programs and no catastrophe losses in the first quarter of 1998, offset by increased commission expense due to changes in mix of business.

There were no catastrophe losses in the first quarter of 1998 compared to $5 million, net of taxes and reinsurance, in the first quarter of 1997. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

============================================================================
Three Months Ended March 31,                           1998          1997
----------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio .........................         78.2%         81.7%
   Underwriting expense ratio .................         28.6          27.4
   Combined ratio before policyholder dividends        106.8         109.1
   Combined ratio .............................        108.0         109.4
----------------------------------------------------------------------------

GAAP:
   Loss and LAE ratio .........................         77.9%         80.7%
   Underwriting expense ratio .................         30.2          26.7
   Combined ratio before policyholder dividends        108.1         107.4
   Combined ratio .............................        109.3         108.1
============================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1997 first quarter statutory and GAAP combined ratios for Commercial Lines include an adjustment due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first quarter of 1997 would have been 110.5% and 110.6%, respectively. The decrease in the first quarter of 1998 statutory and GAAP combined ratios compared to the first quarter of 1997 statutory and GAAP combined ratios excluding this adjustment was due to lower catastrophe losses, continued productivity improvements and favorable loss experience, partially offset by lower fee income.

Personal Lines

================================================================================
Three Months Ended March 31,                                  1998         1997
--------------------------------------------------------------------------------
(in millions)
Revenues..............................................        $893        $ 805
Net income (1)........................................        $116        $ 105
================================================================================

(1) Personal Lines net income includes $8 million of realized investment gains in the three months ended March 31, 1998 and $3 million of realized investment losses in the three months ended March 31, 1997.

Personal Lines operating income, which excludes realized investment gains and losses, was $108 million in the first quarter of both 1998 and 1997. The 1998 results include an increase in premium income and in net investment income compared to the first quarter of 1997, offset by $9 million in catastrophe losses in the first quarter of 1998 versus none in 1997 and an increase in investments in service centers and market expansions.

Revenues were $893 million in the first quarter of 1998 compared to $805 million in the first quarter of 1997. This increase primarily reflected an increase in earned premiums of $61 million, higher realized investment gains and higher net investment income.

Net written premiums in the first quarter of 1998 were $806 million, compared to $706 million (excluding a one-time adjustment of $69 million due to a change in the quota share reinsurance arrangement) in the first quarter of 1997. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. The TRAVELERS SECURE(R) program markets Personal Lines products through the independent agents of Primerica Financial Services
(PFS), a unit of Travelers Group Inc. Business retention continued to be strong.

Personal Lines claims and expenses of $721 million in the 1998 first quarter increased $74 million from the 1997 first quarter. This increase was primarily the result of higher losses associated with the growth in premiums and higher catastrophe losses.

Catastrophe losses, net of taxes and reinsurance, were $9 million in the first quarter of 1998. There were no catastrophe losses in the 1997 first quarter. The 1998 catastrophe losses were due to ice storms in northern New York and New England and windstorms on the East Coast.

Statutory and GAAP combined ratios for Personal Lines were as follows:

==============================================================================
Three Months Ended March 31,                               1998          1997
------------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio.................................     65.2%         61.2%
   Underwriting expense ratio.........................     28.0          28.9
   Combined ratio.....................................     93.2          90.1

-----------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio.................................     65.2%         61.2%
   Underwriting expense ratio.........................     27.1          27.4
   Combined ratio.....................................     92.3          88.6
==============================================================================

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1997 first quarter statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first quarter of 1997 would have been 89.8% and 91.2%, respectively. The increase in the first quarter of 1998 statutory and GAAP combined ratios compared to the first quarter of 1997 statutory and GAAP combined ratios excluding this adjustment was primarily due to the higher level of catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line.

Corporate and Other

================================================================================
Three Months Ended March 31,                                1998         1997
--------------------------------------------------------------------------------
(in millions)
Revenues..............................................      $  4        $   2
Net income (loss).....................................      $(29)       $ (33)
================================================================================

The primary component of net income (loss) for the 1998 and 1997 first quarter was after-tax interest expense of $27 million and $26 million, respectively, reflecting financing costs associated with the acquisition of Aetna P&C.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $193 million) consists of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $887 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997.

===============================================================
Environmental Losses
Three Months Ended March 31,               1998           1997
---------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct .........................       $ 1,193        $ 1,369
  Ceded ..........................           (74)          (127)
---------------------------------------------------------------
   Net ...........................         1,119          1,242
Incurred losses and loss expenses:
  Direct .........................            20             18
  Ceded ..........................            (6)            (1)
Losses paid:
  Direct .........................            75             50
  Ceded ..........................           (22)            (4)
---------------------------------------------------------------
Ending reserves:
  Direct .........................         1,138          1,337
  Ceded ..........................           (58)          (124)
---------------------------------------------------------------
   Net ...........................       $ 1,080        $ 1,213
===============================================================

ASBESTOS CLAIMS

At March 31, 1998, approximately 24% of the net aggregate reserve (i.e., approximately $261 million) is for pending asbestos claims. The balance, approximately 76% (i.e., approximately $848 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

================================================================================
Asbestos Losses
Three Months Ended March 31,                              1998           1997
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct................................................   $1,363      $1,443
  Ceded.................................................     (249)       (370)
--------------------------------------------------------------------------------
   Net..................................................    1,114       1,073
Incurred losses and loss expenses:
  Direct................................................       29          20
  Ceded.................................................      (12)         (7)
Losses paid:
  Direct ...............................................       52          52
  Ceded.................................................      (30)        (23)
--------------------------------------------------------------------------------
Ending reserves:
  Direct................................................    1,340       1,411
  Ceded.................................................     (231)       (354)
--------------------------------------------------------------------------------
   Net..................................................   $1,109      $1,057
================================================================================

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At March 31, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $188 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $888 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 1998 and 1997. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

================================================================================
CIOTA Losses
Three Months Ended March 31,                                  1998        1997
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct................................................     $1,520      $1,560
  Ceded.................................................       (432)       (446)
--------------------------------------------------------------------------------
   Net..................................................      1,088       1,114
Incurred losses and loss expenses:
  Direct................................................         (3)          6
  Ceded.................................................          7           -
Losses paid:
  Direct................................................         17           8
  Ceded.................................................         (1)         (5)
Ending reserves:
  Direct................................................      1,500       1,558
  Ceded.................................................       (424)       (441)
--------------------------------------------------------------------------------
   Net..................................................     $1,076      $1,117
================================================================================


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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at March 31, 1998 totaled $31.8 billion, of which 86.5% was invested in fixed maturity investments, 3.0% in common stocks and other equity securities, 2.2% in mortgage loans and real estate held for sale and 8.3% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.3 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $919 million, representing 3.3% of the Company's fixed maturity investments as of March 31, 1998. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                                  1998       1997
                                                  ----       ----
Average Yield (Annualized)                        7.0%        7.0%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings under a $500 million Credit Facility with a syndicate of banks, which expires in December 2001, none of which is currently utilized. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1998, this requirement was exceeded by approximately $3.6 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 1998, TAP had $28 million outstanding under its commercial paper program.

At March 31, 1998, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. The Company has received $110 million of dividends from its insurance subsidiaries during the first quarter of 1998.

On June 23, 1997, the Company repurchased, in the aggregate, 6,600,102 shares of its Class A Common Stock held by Aetna, J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the "Private Investors") for a total purchase price of approximately $240.8 million, representing a discount to the then current market price. The repurchases represented 20% of the holdings of each of the Private Investors. As part of the repurchase agreement, each of the Private Investors agreed to extend its contractual sale restrictions on 50% of the remaining shares held by the Private Investors for an additional period of approximately six months, to March 15, 1998.

On October 24, 1997, the Company filed a registration statement covering 14,200,207 shares of Class A Common Stock (which included an over-allotment option for 1,000,000 shares) which were sold by the Private Investors. In order to permit the grant by the Private Investors to the underwriters in the offering of an over-allotment option to purchase up to an additional 1,000,000 shares in the aggregate, the Company waived the restricted period on such shares, the sale of which would otherwise be restricted until March 15, 1998. Except for underwriting commissions, all expenses incurred in connection with the offering were paid by the Company. The Company did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 54% of the remaining holdings of each of the Private Investors.

On January 28, 1998, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 763,654 shares of treasury stock in the form of restricted stock to participating officers and other key employees. In addition, on January 22, 1997, the Company issued 413,578 shares of the Company's Class A Common Stock and reissued 502,430 shares of treasury stock in the form of restricted stock to participating officers and other key employees. The fair market values per share of the 1998 and 1997 restricted stock awards were $43.71 and $37.58, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of the Company's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. At March 31, 1998, there were 2,320,338 shares available for future grants under TAP's restricted stock plan.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on April 22, 1998. At the meeting, (i) 8 persons were elected as directors of the Company, and (ii) the selection of KPMG Peat Marwick LLP to serve as the independent auditors of the Company for 1998 was ratified. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable:

                                  For              Against/Withheld         Abstained       Broker Non-Votes
                                  ---              ----------------         ---------       ----------------

Election of Directors:
    NOMINEE
    -------
Kenneth J. Bialkin            3,337,276,222        1,690,706
James Dimon                   3,337,376,901        1,590,027
Robert I. Lipp                3,337,740,926        1,226,002
Dudley C. Mecum               3,337,381,012        1,585,916
Roberto G. Mendoza            3,337,755,546        1,211,382
Frank J. Tasco                3,337,745,724        1,221,204
Sanford I. Weill              3,337,371,203        1,595,725
Arthur Zankel                 3,337,753,780        1,213,148

Ratification of Auditors:     3,338,803,861           98,908                 64,159                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS:

         See Exhibit Index.

         (b)   REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1998; however, on April 22, 1998, the Company filed a Current Report on Form 8-K, dated April 21, 1998, reporting under Item 5 thereof certain information related to the announcement that Travelers Group Inc., the indirect owner of approximately 83% of the outstanding common stock of TAP, had entered into a merger agreement with Citicorp.

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

27.01+   Financial Data Schedule.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.


+  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRAVELERS PROPERTY CASUALTY CORP.



Date: May 13, 1998                         By  /s/ William P. Hannon
                                              ----------------------
                                                 William P. Hannon
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date: May 13, 1998                         By  /s/ Thomas P. Shugrue
                                              ----------------------
                                                 Thomas P. Shugrue
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)