Form 10-K405/A
period 1997-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1998-06-29
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

                               EXPLANATORY NOTE


      This Form 10-K/A-1 is being filed to include as an exhibit to the Form 10-K financial statements for the Travelers Group Inc. 401(k) Savings Plan pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended. Other than the related additions to the Exhibit Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

'                                 EXHIBIT INDEX



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

         4.02.2 Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc.

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

         10.14* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

         10.15.1 License Agreement, dated November 28, 1995, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated by reference to Exhibit 10.7 to the Company's Form S-1.

         10.15.2 License Agreement Amendment, dated April 2, 1996, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01    Computation of Earnings Per Share.

         12.01    Computation of Ratio of Earnings to Fixed Charges.

         13.01 Pages 17 through 55 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

         21.01    Subsidiaries of the Registrant.

         23.01 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.02.

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

         99.02+ 1997 Financial Statements of Travelers Group Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 99.05 to the Annual Report on Form 10-K/A-1 of Travelers Group Inc.
                  for the fiscal year ended December 31, 1997 (File No. 1-9924).

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

+        Filed with Form 10-K/A-1.

Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1998.

                                        TRAVELERS PROPERTY CASUALTY CORP.
                                        (Registrant)

                                        By: /s/ William P. Hannon
                                        ---------------------------------
                                          William P. Hannon
                                          Chief Financial Officer

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

         4.02.2 Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc.

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

         10.14* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended and restated through January 1,
                  1997).

         10.15.1 License Agreement, dated November 28, 1995, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated by reference to Exhibit 10.7 to the Company's Form S-1.

         10.15.2 License Agreement Amendment, dated April 2, 1996, by and between Aetna Life and Casualty Company and The Aetna Casualty and Surety Company and The Standard Fire Insurance Company.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01    Computation of Earnings Per Share.

         12.01    Computation of Ratio of Earnings to Fixed Charges.

         13.01 Pages 17 through 55 of the 1997 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1997 Annual Report to Stockholders).

         21.01    Subsidiaries of the Registrant.

         23.01 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.03+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.02.

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

         99.02+ 1997 Financial Statements of Travelers Group Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 99.05 to the Annual Report on Form 10-K/A-1 of Travelers Group Inc.
                  for the fiscal year ended December 31, 1997 (File No. 1-9924).


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

+        Filed with Form 10-K/A-1.

Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.