Form 10-Q
period 1998-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1998-08-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                  COMMON STOCK OUTSTANDING AS OF JULY 31, 1998:

CLASS A                                                               65,907,734
CLASS B                                                              328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.

     Condensed Consolidated Statement of Income (Unaudited) -
       Three and Six Months Ended June 30, 1998 and 1997                       3

     Condensed Consolidated Balance Sheet - June 30, 1998 (Unaudited)
       and December 31, 1997                                                   4

     Condensed Consolidated Statement of Changes in
       Stockholders' Equity (Unaudited) -
       Six Months Ended June 30, 1998                                          5

     Condensed Consolidated Statement of Cash Flows (Unaudited) -
       Six Months Ended June 30, 1998 and 1997                                 6

     Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

                           Part II - Other Information

Item 1. Legal Proceedings                                                     25

Item 6. Exhibits and Reports on Form 8-K                                      25

Exhibit Index                                                                 26

Signatures                                                                    27

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                            1998          1997           1998           1997
                                                           -------       -------        -------       -------
REVENUES
Premiums                                                   $ 1,903       $ 1,812        $ 3,801       $ 3,612
Net investment income                                          520           507          1,028         1,007
Fee income                                                      77            91            159           188
Realized investment gains (losses)                              10            (7)            76             1
Other revenues                                                  22            28             62            54
                                                           -------       -------        -------       -------
   Total revenues                                            2,532         2,431          5,126         4,862
                                                           -------       -------        -------       -------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                         1,444         1,375          2,885         2,748
Amortization of deferred acquisition costs                     304           279            590           562
Interest expense                                                40            40             81            80
General and administrative expenses                            318           344            658           689
                                                           -------       -------        -------       -------
   Total claims and expenses                                 2,106         2,038          4,214         4,079
                                                           -------       -------        -------       -------
Income before federal income taxes                             426           393            912           783
                                                           -------       -------        -------       -------
Federal income taxes                                           113           117            252           234
                                                           -------       -------        -------       -------
Net income                                                 $   313       $   276        $   660       $   549
                                                           =======       =======        =======       =======
BASIC EARNINGS PER SHARE
Net income                                                 $  0.80       $  0.69        $  1.68       $  1.38
Weighted average number of common shares outstanding         392.4         398.4          392.3         398.9
                                                           -------       -------        -------       -------
DILUTED EARNINGS PER SHARE
Net income                                                 $  0.80       $  0.69        $  1.68       $  1.38
Weighted average number of common shares outstanding
   and common stock equivalents                              392.9         398.5          392.8         399.0
                                                           =======       =======        =======       =======


           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1998            1997
                                                                                    (UNAUDITED)
                                                                                     --------        --------
ASSETS
Fixed maturities, available for sale at fair value (cost, $26,606 and $26,127)       $ 27,749        $ 27,188
Equity securities, at fair value (cost, $854 and $977)                                    910           1,037
Mortgage loans                                                                            611             691
Real estate held for sale                                                                  67              95
Short-term securities                                                                   1,923           1,446
Other investments                                                                         751             574
                                                                                     --------        --------
   Total investments                                                                   32,011          31,031
                                                                                     --------        --------
Cash                                                                                       89              47
Investment income accrued                                                                 419             387
Premium balances receivable                                                             2,924           2,897
Reinsurance recoverables                                                                9,106           9,188
Deferred acquisition costs                                                                522             501
Deferred federal income taxes                                                           1,253           1,316
Contractholder receivables                                                              1,989           1,923
Goodwill                                                                                1,477           1,497
Other assets                                                                            2,054           1,895
                                                                                     --------        --------
   Total assets                                                                      $ 51,844        $ 50,682
                                                                                     ========        ========
LIABILITIES
Claims and claim adjustment expense reserves                                         $ 29,882        $ 30,324
Unearned premium reserves                                                               4,099           3,867
Contractholder payables                                                                 1,989           1,923
Commercial paper                                                                         --               108
Long-term debt                                                                          1,250           1,249
Other liabilities                                                                       5,301           4,534
                                                                                     --------        --------
   Total liabilities                                                                   42,521          42,005
                                                                                     --------        --------
TAP - obligated mandatorily redeemable preferred securities of subsidiary
   trusts holding solely junior subordinated debt securities of TAP                       900             900
                                                                                     --------        --------
STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued                                                             1               1
   Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                            3               3
Additional paid-in capital                                                              5,479           5,473
Retained earnings                                                                       2,447           1,866
Accumulated other changes in equity from nonowner sources                                 772             722
Treasury stock, at cost (shares, 6,477,162 and 7,314,688)                                (235)           (266)
Unearned compensation                                                                     (44)            (22)
                                                                                     --------        --------
   Total stockholders' equity                                                           8,423           7,777
                                                                                     --------        --------
   Total liabilities and stockholders' equity                                        $ 51,844        $ 50,682
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

For the Six Months Ended June 30, 1998

                                                             AMOUNT                       SHARES
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                              CLASS A           CLASS B
                                                           -----------        -----------        -----------
Balance, beginning of period                               $     5,477         72,393,407        328,020,170
Capital Accumulation Plan grants, net of forfeitures                 6                 --                 --
                                                           -----------        -----------        -----------
Balance, end of period                                           5,483         72,393,407        328,020,170
                                                           -----------        -----------        -----------
RETAINED EARNINGS
Balance, beginning of period                                     1,866
Net income                                                         660
Dividends                                                          (79)
                                                           -----------
Balance, end of period                                           2,447
                                                           -----------
ACCUMULATED OTHER CHANGES IN
   EQUITY FROM NONOWNER SOURCES (1)
Balance, beginning of period                                       722
Net unrealized gain on securities                                   51
Foreign currency translation adjustments                            (1)
                                                           -----------
Balance, end of period                                             772
                                                           -----------
TREASURY STOCK (AT COST)
Balance, beginning of period                                      (266)        (7,314,688)                --
Capital Accumulation Plan grants, net of forfeitures                30            821,786                 --
Other                                                                1             15,740                 --
                                                           -----------        -----------        -----------
Balance, end of period                                            (235)        (6,477,162)                --
                                                           -----------        -----------        -----------
UNEARNED COMPENSATION
Balance, beginning of period                                       (22)
Issuance of restricted stock under Capital
   Accumulation Plan, net of forfeitures                           (31)
Restricted stock amortization                                        9
                                                           -----------
Balance, end of period                                             (44)
                                                           -----------
   Total stockholders' equity and shares outstanding       $     8,423         65,916,245        328,020,170
                                                           ===========        ===========        ===========

(1) All items of accumulated other changes in equity from nonowner sources are displayed net of tax.

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

For the Six Months Ended June 30,                          1998          1997
                                                         -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $   394        $   397
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                        826            719
     Mortgage loans                                          101            100
   Proceeds from sales of investments
     Fixed maturities                                      4,587          5,691
     Equity securities                                       269            237
     Mortgage loans                                           --             59
     Real estate held for sale                                33              9
   Purchase of investments
     Fixed maturities                                     (5,780)        (7,344)
     Equity securities                                      (138)          (263)
     Mortgage loans                                          (13)            --
   Short-term securities, (purchases) sales, net            (476)           617
   Other investments, net                                   (188)            15
   Securities transactions in course of settlement           614             82
                                                         -------        -------
         Net cash used in investing activities              (165)           (78)
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of commercial paper, net                       (108)           (25)
   Purchase of treasury stock                                 --           (269)
   Dividend to TIGI                                          (66)           (49)
   Dividend to minority shareholders                         (13)           (11)
                                                         -------        -------
         Net cash used in financing activities              (187)          (354)
                                                         -------        -------
Net increase (decrease) in cash                               42            (35)
                                                         -------        -------
Cash at beginning of period                                   47            106
                                                         -------        -------
Cash at end of period                                    $    89        $    71
                                                         =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                     $   181        $   433
   Interest paid                                         $    81        $    80
                                                         =======        =======

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

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
      (in millions)                                   1998       1997       1998       1997
Net income                                            $313       $276       $660       $549
Other changes in equity from nonowner sources           74        359         50         16
                                                      ----       ----       ----       ----
  Total changes in equity from nonowner sources       $387       $635       $710       $565
                                                      ====       ====       ====       ====

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The impact of SOP 98-1 is not expected to be significant.

3.       Earnings per Share

         There was no effect from dilutive securities on earnings per share for the three and six months ended June 30, 1998 and 1997.

4.       Capital and Debt

         TAP has a five-year revolving credit facility in the amount of $500 million with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $3.8 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. At June 30, 1998, there were no borrowings outstanding under this facility. If the Company had borrowings on this facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At June 30, 1998, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group. The lender has no obligation to make any loan to TAP under this line of credit.

         The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP received $220 million of dividends from its insurance subsidiaries during the first six months of 1998.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.       Capital and Debt, Continued

         On June 3, 1998, the Company filed a registration statement covering 8,918,395 shares of Class A Common Stock, which were sold by Aetna Services, Inc. (Aetna) and J.P. Morgan Capital Corporation (J.P. Morgan). All expenses incurred in connection with the offering were paid by the Company. The Company did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 88% of the remaining aggregate holdings of Aetna, J.P. Morgan, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the "Private Investors"). Immediately following this sale, the Private Investors held less than 1% of the total outstanding shares of common stock.

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

         The reserves carried for environmental and asbestos claims at June 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.       Travelers Group Pending Merger with Citicorp

         On April 5, 1998, Travelers Group, the indirect owner of approximately 83% of the outstanding common stock of TAP, and Citicorp agreed to combine in a merger of equals (the "Merger"). The Merger, which is anticipated to be completed in the third quarter of 1998, will be effected through a merger of Citicorp into a newly formed, wholly owned subsidiary of Travelers Group. The Merger and/or related transactions are subject to customary closing conditions, including regulatory approvals. On July 22, 1998 the stockholders of each of Travelers Group and Citicorp approved the Merger.

         Travelers Group has applied to the Federal Reserve Board to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the "BHCA"). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, the Company has two years from the date it becomes a bank holding company to comply with all applicable provisions (the "BHCA Compliance Period"). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest.

         Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on the Company's operations going forward, including the ability to make acquisitions of certain insurance underwriters. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude the Company from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that compliance by Travelers Group and the Company with applicable law following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

         There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Travelers Group will evaluate its alternatives in order to comply with whatever laws are applicable at the expiration of the BHCA Compliance Period.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           -------------------------       -------------------------
 (in millions, except per share data)                         1998            1997            1998            1997
                                                           ---------       ---------       ---------       ---------
Revenues                                                   $   2,532       $   2,431       $   5,126       $   4,862
                                                           ---------       ---------       ---------       ---------
Net income (1)                                             $     313       $     276       $     660       $     549
                                                           ---------       ---------       ---------       ---------
Net income per share - assuming dilution                   $    0.80       $    0.69       $    1.68       $    1.38
                                                           ---------       ---------       ---------       ---------
Weighted average number of common shares outstanding
   and common stock equivalents - assuming dilution            392.9           398.5           392.8           399.0
                                                           =========       =========       =========       =========

(1) Net income includes $7 million of realized investment gains in the three months ended June 30, 1998 and $4 million of realized investment losses in the three months ended June 30, 1997, and $50 million and $1 million of realized investment gains in the six months ended June 30, 1998 and 1997, respectively.

Consolidated Results of Operations for the Three Months Ended June 30, 1998 and 1997

Operating earnings, which exclude realized investment gains (losses), were $306 million or $0.78 per share (diluted) in the second quarter of 1998, an increase of $26 million or $0.08 per share from $280 million or $0.70 per share (diluted) in the second quarter of 1997. The increase in operating earnings was primarily the result of increased after-tax net investment income and continued productivity improvements and expense savings, partially offset by increased catastrophe losses.

Revenues of $2.532 billion in the second quarter of 1998 increased $101 million from $2.431 billion in the second quarter of 1997. This increase was primarily attributable to a $91 million increase in earned premiums, reflecting production growth in Personal Lines. In addition, there was a $17 million increase in realized investment gains and a $13 million increase in net investment income, partially offset by a $14 million reduction in fee income.

Net investment income was $520 million in the second quarter of 1998, an increase of $13 million from the second quarter of 1997, primarily reflecting the higher level of invested assets in the second quarter of 1998, partially offset by an increase in tax-exempt securities in the second quarter of 1998.

Fee income in the second quarter of 1998 was $77 million, a $14 million decrease from the second quarter of 1997. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products.

Claims and expenses of $2.106 billion in the second quarter of 1998 increased $68 million from the second quarter of 1997. The increase was primarily the result of higher claims related to the growth in premiums in Personal Lines and higher catastrophe losses, partially offset by a reduction in general and administrative expenses.

The Company's effective tax rate was 27% in the second quarter of 1998 compared to 30% in the second quarter of 1997. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income. In addition, the rate in the second quarter of 1998 was less than the rate in the second quarter of 1997 due to the Company's decision to invest more heavily in tax-exempt securities.

The statutory and GAAP combined ratios were as follows:

Three Months Ended June 30,                                   1998         1997
                                                             -----        -----
STATUTORY:
     Loss and loss adjustment expense (LAE) ratio ....        73.2%        72.7%
     Underwriting expense ratio ......................        29.5         30.3
     Combined ratio before policyholder dividends ....       102.7        103.0
     Combined ratio ..................................       103.4        104.0
                                                             -----        -----
GAAP:
     Loss and LAE ratio ..............................        72.8%        72.5%
     Underwriting expense ratio ......................        29.2         30.4
     Combined ratio before policyholder dividends ....       102.0        102.9
     Combined ratio ..................................       102.7        103.4
                                                             =====        =====

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the second quarter of 1998 statutory and GAAP combined ratios compared to the second quarter of 1997 statutory and GAAP combined ratios was due to lower operating expense levels in both Commercial and Personal Lines, offset in part by an increase in catastrophe and other weather-related property losses in Commercial and Personal Lines.

Consolidated Results of Operations for the Six Months Ended June 30, 1998 and
1997

Excluding realized investment gains (losses), operating income was $610 million or $1.55 per share (diluted) for the six months ended June 30, 1998 compared to $548 million or $1.37 per share (diluted) for the six months ended June 30, 1997. The increase in operating income in the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was due to higher after-tax net investment income and continued productivity improvements and expense savings, partially offset by increased catastrophe losses.

The statutory and GAAP combined ratios were as follows:

Six Months Ended June 30,                                     1998         1997
                                                             -----        -----
STATUTORY:
     Loss and LAE ratio ..............................        73.1%        73.2%
     Underwriting expense ratio ......................        28.9         29.1
     Combined ratio before policyholder dividends ....       102.0        102.3
     Combined ratio ..................................       102.7        102.9
                                                             -----        -----
GAAP:
     Loss and LAE ratio ..............................        72.8%        72.8%
     Underwriting expense ratio ......................        29.1         28.6
     Combined ratio before policyholder dividends ....       101.9        101.4
     Combined ratio ..................................       102.6        101.9
                                                             =====        =====

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first six months of 1997 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a change to conform the Aetna P&C method with The Travelers Indemnity Company and its subsidiaries (Travelers P&C) method of recording certain net written premiums, and an adjustment in Personal Lines associated with a change in the quota share reinsurance arrangement. Excluding these adjustments, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 1997 would have been 102.7% and 103.0%, respectively. The decrease in the first six months of 1998 statutory and GAAP combined ratios compared to the first six months of 1997 statutory and GAAP combined ratios excluding these adjustments was due to continued productivity improvements and expense savings, partially offset by higher catastrophe losses.

The other consolidated operating trends for the six months ended June 30, 1998 and 1997 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Commercial Lines

Three Months Ended June 30,                           1998                 1997
                                                     ------               ------
(in millions)
Revenues .............................               $1,620               $1,612
Net income (1) .......................               $  235               $  209
                                                     ======               ======

(1) Commercial Lines net income includes $7 million of realized investment gains in the three months ended June 30, 1998.

Commercial Lines operating income, which excludes realized investment gains (losses), was $228 million in the second quarter of 1998 compared to $209 million in the second quarter of 1997. This increase was due to strong net investment income and continued expense savings, partially offset by increased losses from catastrophes and other weather-related events.

Revenues were $1.620 billion in the second quarter of 1998 compared to $1.612 billion in the second quarter of 1997. This increase primarily reflected higher earned premiums, net investment income and realized investment gains, partially offset by a decline in fee income.

Commercial Lines net written premiums in the second quarter of 1998 totaled $1.121 billion, down $20 million from $1.141 billion in the second quarter of 1997. The decrease was driven by lower premiums from involuntary workers' compensation pools. Also, net written premium levels continue to be unfavorably impacted by the difficult pricing environment and reflect the Company's disciplined approach to underwriting and risk management.

Fee income in the second quarter of 1998 was $77 million, a $14 million decrease from the second quarter of 1997. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $121 million in the second quarter of 1998 decreased $29 million from the second quarter of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business and the business retention ratio were significantly lower in the second quarter of 1998 than in the second quarter of 1997, reflecting the addition of one large account in the second quarter of 1997 and the loss of one large account in the second quarter of 1998.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $441 million in the 1998 second quarter, down $12 million from $453 million a year ago. The decrease in Commercial Accounts net written premiums reflected continued pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management, partially offset by growth through programs designed to leverage underwriting experience in specific industries. Commercial Accounts new business in the second quarter of 1998 was significantly lower than in the second quarter of 1997. Commercial Accounts business retention ratio was moderately lower in the second quarter of 1998 than in the second quarter of 1997. The decreases in new business and business retention ratios reflected the Company's focus on maintaining its selective underwriting policy.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $394 million in the second quarter of 1998 compared to $370 million in the second quarter of 1997. The increase in Select Accounts net written premiums was due to a decrease in ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was virtually the same in the second quarter of 1998 and 1997. Select Accounts business retention ratio remained strong in the second quarter of 1998 and was virtually the same as that in the second quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $165 million in the second quarter of 1998 compared to $168 million in the second quarter of 1997. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $1.305 billion in the second quarter of 1998 were down from $1.319 billion in the second quarter of 1997. This decrease was primarily due to continued expense savings, partially offset by higher catastrophe and other weather-related property losses in the second quarter of 1998.

Catastrophe losses, net of taxes and reinsurance, were $10 million in the second quarter of 1998, primarily due to tornadoes in Nashville, Tennessee. Catastrophe losses were insignificant in the second quarter of 1997.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended June 30,                                   1998         1997
                                                             -----        -----
STATUTORY:
     Loss and LAE ratio ..............................        79.0%        77.8%
     Underwriting expense ratio ......................        30.8         31.9
     Combined ratio before policyholder dividends ....       109.8        109.7
     Combined ratio ..................................       111.0        111.4
                                                             -----        -----
GAAP:
     Loss and LAE ratio ..............................        78.4%        77.5%
     Underwriting expense ratio ......................        31.5         32.5
     Combined ratio before policyholder dividends ....       109.9        110.0
     Combined ratio ..................................       111.1        110.9
                                                             =====        =====

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the second quarter of 1998 statutory and GAAP loss and LAE ratios compared to the second quarter of 1997 statutory and GAAP loss and LAE ratios was due to higher catastrophe and other weather-related losses and lower fee income. The decrease in the second quarter of 1998 statutory and GAAP underwriting expense ratios compared to the second quarter of 1997 statutory and GAAP underwriting expense ratios was due to continued expense savings.

Personal Lines

Three Months Ended June 30,                             1998                1997
                                                        ----                ----
(in millions)
Revenues ...............................                $910                $815
Net income (1) .........................                $107                $ 97
                                                        ====                ====

(1) Personal Lines net income includes $4 million of realized investment losses in the three months ended June 30, 1997.

Personal Lines operating income, which excludes realized investment gains and losses, was $107 million in the second quarter of 1998 compared to $101 million in the second quarter of 1997. The 1998 results include an increase in net investment income and production compared to the second quarter of 1997, partially offset by higher catastrophe losses and an increase in investments in service centers and market expansions.

Revenues were $910 million in the second quarter of 1998 compared to $815 million in the second quarter of 1997. This increase primarily reflected an increase in earned premiums of $84 million and an increase in net investment income of $7 million.

Net written premiums in the second quarter of 1998 were $874 million, compared to $745 million in the second quarter of 1997. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. The TRAVELERS SECURE(R) program markets Personal Lines products through the independent agents of Primerica Financial Services (PFS), a unit of Travelers Group Inc. Business retention continued to be strong.

Personal Lines claims and expenses of $754 million in the 1998 second quarter increased $84 million from the 1997 second quarter. This increase was primarily the result of higher losses associated with the growth in premiums and higher catastrophe losses, as well as an increase in investments in service centers and market expansions.

Catastrophe losses, net of taxes and reinsurance, were $13 million in the second quarter of 1998 compared to $5 million in the second quarter of 1997. The 1998 catastrophe losses were due to tornadoes and wind and hail storms in the Southeast and Midwest.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended June 30,                                  1998          1997
                                                             ----          ----
STATUTORY:
     Loss and LAE ratio ............................         65.2%         64.9%
     Underwriting expense ratio ....................         27.7          27.9
     Combined ratio ................................         92.9          92.8
                                                             ----          ----
GAAP:
     Loss and LAE ratio ............................         65.2%         64.9%
     Underwriting expense ratio ....................         26.3          27.2
     Combined ratio ................................         91.5          92.1
                                                             ====          ====

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the second quarter of 1998 statutory and GAAP loss and LAE ratios compared to the second quarter of 1997 statutory and GAAP loss and LAE ratios was primarily due to the higher level of catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line. The decrease in the second quarter of 1998 statutory and GAAP underwriting expense ratios compared to the second quarter of 1997 statutory and GAAP underwriting expense ratios was primarily due to benefits from productivity improvements as premium levels increase.

Corporate and Other

Three Months Ended June 30,                            1998                1997
                                                       ----                ----
(in millions)
Revenues ...............................               $  2                $  4
Net income (loss) ......................               $(29)               $(30)
                                                       ====                ====

The primary component of net income (loss) for the 1998 and 1997 second quarter was after-tax interest expense of $26 million, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Commercial Lines

Six Months Ended June 30,                             1998                 1997
                                                     ------               ------
(in millions)
Revenues .............................               $3,317               $3,236
Net income  (1) ......................               $  495               $  410
                                                     ======               ======

(1) Commercial Lines net income includes $42 million and $7 million of realized investment gains in the six months ended June 30, 1998 and 1997, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $453 million in the six months ended June 30, 1998 compared to $403 million in the six months ended June 30, 1997. The increase in operating income in the 1998 period was due to higher net investment income, continued expense savings, and favorable loss experience, partially offset by increased losses from catastrophes and other weather-related events.

Revenues were $3.317 billion in the first six months of 1998 compared to $3.236 billion in the first six months of 1997. This increase primarily reflected higher earned premiums and realized investment gains, partially offset by a decline in fee income.

Commercial Lines net written premiums in the first six months of 1998 totaled $2.333 billion, down $146 million from $2.479 billion in the first six months of 1997, reflecting a $142 million adjustment, in the first quarter of 1997, to net written premiums due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums.

Fee income in the first six months of 1998 was $159 million, a $29 million decrease from the first six months of 1997. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products.

National Accounts net written premiums were $308 million in the first six months of 1998 compared to $371 million in the first six months of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation, and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business in the first six months of 1998 was significantly lower compared to the first six months of 1997. National Accounts business retention ratio was moderately lower in the first six months of 1998 compared to the first six months of 1997. New business and business retention ratios reflect the addition of one large account in the second quarter of 1997 and the loss of one large account in the second quarter of 1998. Excluding the above, National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts net written premiums were $904 million in the first six months of 1998 compared to $1.014 billion in the first six months of 1997. This decrease reflected a $127 million adjustment, in the first quarter of 1997, to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums increased slightly reflecting lower ceded premiums, partially offset by pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. For the first six months of 1998, new premium business in Commercial Accounts significantly declined compared to the first six months of 1997, reflecting the Company's focus on obtaining new business accounts where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in the first six months of 1998 remained virtually the same compared to the first six months of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $772 million in the first six months of 1998 increased $39 million from $733 million in the first six months of 1997. The 1997 amount includes a first quarter increase of $15 million to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the increase in Select Accounts net written premiums reflected lower ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was moderately higher in the first six months of 1998 compared to the first six months of 1997, reflecting the broader industry and product line expertise of the Company. Select Accounts business retention ratio remained strong in the first half of 1998 and was virtually the same as that in the first half of 1997.

Specialty Accounts net written premiums were $349 million in the first six months of 1998 compared to $361 million in the first six months of 1997. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $2.644 billion in the first six months of 1998 decreased $16 million from the first six months of 1997. This decrease was primarily attributable to continued expense savings, partially offset by higher catastrophe and other weather-related losses in the first six months of 1998.

Catastrophe losses, net of taxes and reinsurance, were $10 million and $5 million in the first six months of 1998 and 1997, respectively. The 1998 catastrophe losses were primarily due to tornadoes in Nashville, Tennessee in the second quarter. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Six Months Ended June 30,                                     1998         1997
                                                             -----        -----
STATUTORY:
     Loss and LAE ratio ..............................        78.6%        79.8%
     Underwriting expense ratio ......................        29.6         29.5
     Combined ratio before policyholder dividends ....       108.2        109.3
     Combined ratio ..................................       109.4        110.3
                                                             -----        -----
GAAP:
     Loss and LAE ratio ..............................        78.1%        79.1%
     Underwriting expense ratio ......................        30.8         29.4
     Combined ratio before policyholder dividends ....       108.9        108.5
     Combined ratio ..................................       110.1        109.3
                                                             =====        =====

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first six months of 1997 statutory and GAAP combined ratios for Commercial Lines include an adjustment due to the change to conform the Aetna P&C method with Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 1997 would have been 110.1% and 110.3%, respectively. The decrease in the first six months of 1998 statutory and GAAP combined ratios compared to the first six months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to continued expense savings and favorable loss experience, partially offset by higher catastrophe and other weather-related losses and lower fee income.

Personal Lines

Six Months Ended June 30,                             1998                 1997
                                                     ------               ------
(in millions)
Revenues .............................               $1,803               $1,620
Net income (1) .......................               $  223               $  202
                                                     ======               ======

(1) Personal Lines net income includes $8 million of realized investment gains in the six months ended June 30, 1998 and $7 million of realized investment losses in the six months ended June 30, 1997.

Personal Lines operating income, which excludes realized investment gains (losses), was $215 million in the first six months of 1998 compared to $209 million in the first six months of 1997. The increase in operating income in the 1998 period was primarily due to increased production and higher net investment income, partially offset by higher catastrophe losses.

Net written premiums in the first six months of 1998 were $1.680 billion, compared to $1.451 billion (excluding a one-time adjustment of $69 million due to a change in the quota share reinsurance arrangement) in the first six months of 1997. This increase primarily reflects growth in target markets served by independent agents and growth in affinity marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. Business retention continued to be strong.

Personal Lines claims and expenses of $1.475 billion in the first six months of 1998 increased $159 million from the first six months of 1997. This increase was the result of higher losses associated with the growth in premiums and higher catastrophe losses, as well as an increase in investments in service centers and market expansions.

Catastrophe losses, after taxes and reinsurance, were $22 million in the first half of 1998 compared to $5 million in the first half of 1997. The 1998 catastrophe losses were due to tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Six Months Ended June 30,                                    1998          1997
                                                             ----          ----
STATUTORY:
     Loss and LAE ratio ............................         65.2%         63.1%
     Underwriting expense ratio ....................         27.9          28.4
     Combined ratio ................................         93.1          91.5
                                                             ----          ----
GAAP:
     Loss and LAE ratio ............................         65.2%         63.1%
     Underwriting expense ratio ....................         26.7          27.3
     Combined ratio ................................         91.9          90.4
                                                             ====          ====

The first six months of 1997 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first six months of 1997 would have been 91.3% and 91.7%, respectively. The increase in the first six months of 1998 statutory and GAAP combined ratios compared to the first six months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to higher catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

Corporate and Other

Six Months Ended June 30,                              1998                1997
                                                       ----                ----
(in millions)
Revenues ...............................               $  6                $  6
Net income (loss) ......................               $(58)               $(63)
                                                       ====                ====

The primary component of net income (loss) for the six months ended June 30, 1998 and 1997 was interest expense of $53 million and $52 million after tax, respectively, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 1998, approximately 19% of the net aggregate reserve (i.e., approximately $191 million) consists of case reserve for resolved claims. The balance, approximately 81% of the net aggregate reserve (i.e., approximately $819 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997.

Environmental Losses
Six Months Ended June 30,                               1998              1997
                                                      -------           -------
(in millions)
Beginning reserves:
   Direct ..................................          $ 1,193           $ 1,369
   Ceded ...................................              (74)             (127)
                                                      -------           -------
     Net ...................................            1,119             1,242
Incurred losses and loss expenses:
   Direct ..................................               54                38
   Ceded ...................................              (27)               (2)
Losses paid:
   Direct ..................................              189               100
   Ceded ...................................              (53)              (45)
                                                      -------           -------
Ending reserves:
   Direct ..................................            1,058             1,307
   Ceded ...................................              (48)              (84)
                                                      -------           -------
     Net ...................................          $ 1,010           $ 1,223
                                                      =======           =======

ASBESTOS CLAIMS

At June 30, 1998, approximately 29% of the net aggregate reserve (i.e., approximately $314 million) is for pending asbestos claims. The balance, approximately 71% (i.e., approximately $771 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997. In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims.

Asbestos Losses
Six Months Ended June 30,                               1998             1997
                                                      -------           -------
(in millions)
Beginning reserves:
   Direct ..................................          $ 1,363           $ 1,443
   Ceded ...................................             (249)             (370)
                                                      -------           -------
     Net ...................................            1,114             1,073
Incurred losses and loss expenses:
   Direct ..................................               62                37
   Ceded ...................................              (28)              (14)
Losses paid:
   Direct ..................................               98                89
   Ceded ...................................              (35)              (58)
                                                      -------           -------
Ending reserves:
   Direct ..................................            1,327             1,391
   Ceded ...................................             (242)             (326)
                                                      -------           -------
     Net ...................................          $ 1,085           $ 1,065
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

The reserves carried for environmental and asbestos claims at June 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At June 30, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $189 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $866 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 1998 and 1997. In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims.

CIOTA Losses
Six Months Ended June 30,                              1998               1997
                                                      -------           -------
(in millions)
Beginning reserves:
   Direct ..................................          $ 1,520           $ 1,560
   Ceded ...................................             (432)             (446)
                                                      -------           -------
     Net ...................................            1,088             1,114
Incurred losses and loss expenses:
   Direct ..................................              (18)               12
   Ceded ...................................               15                --
Losses paid:
   Direct ..................................               35                36
   Ceded ...................................               (5)              (15)
Ending reserves:
   Direct ..................................            1,467             1,536
   Ceded ...................................             (412)             (431)
                                                      -------           -------
     Net ...................................          $ 1,055           $ 1,105
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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at June 30, 1998 totaled $32.0 billion, of which 86.7% was invested in fixed maturity investments, 2.8% in common stocks and other equity securities, 2.1% in mortgage loans and real estate held for sale and 8.4% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.3 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $788 million, representing 2.8% of the Company's fixed maturity investments as of June 30, 1998. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                     Three Months Ended        Six Months Ended
Average Yield (Annualized)                June 30,                  June 30,
--------------------------                --------                  --------
                                     1998         1997         1998         1997
                                     ----         ----         ----         ----
Before tax                           7.1%         7.1%         7.1%         7.0%
After tax                            5.1%         4.9%         5.1%         4.9%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Travelers Group Inc. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings under a $500 million Credit Facility with a syndicate of banks, which expires in December 2001, none of which is currently utilized. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1998, this requirement was exceeded by approximately $3.8 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 1998, TAP had no commercial paper outstanding.

At June 30, 1998, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. The Company has received $220 million of dividends from its insurance subsidiaries during the first six months of 1998.

On June 23, 1997, TAP repurchased, in the aggregate, 6,600,102 shares of its Class A Common Stock held by Aetna, J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the "Private Investors") for a total purchase price of approximately $240.8 million, representing a discount to the then current market price. The repurchases represented 20% of the holdings of each of the Private Investors. As part of the repurchase agreement, each of the Private Investors agreed to extend its contractual sale restrictions on 50% of the remaining shares held by the Private Investors for an additional period of approximately six months, to March 15, 1998.

On October 24, 1997, TAP filed a registration statement covering 14,200,207 shares of Class A Common Stock (which included an over-allotment option for 1,000,000 shares) which were sold by the Private Investors. In order to permit the grant by the Private Investors to the underwriters in the offering of an over-allotment option to purchase up to an additional 1,000,000 shares in the aggregate, TAP waived the restricted period on such shares, the sale of which would otherwise be restricted until March 15, 1998. Except for underwriting commissions, all expenses incurred in connection with the offering were paid by the Company. TAP did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 54% of the remaining holdings of each of the Private Investors.

On June 3, 1998, TAP filed a registration statement covering 8,918,395 shares of Class A Common Stock, which were sold by certain Private Investors. All expenses incurred in connection with the offering were paid by the Company. The Company did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 88% of the remaining aggregate holdings of the Private Investors. Immediately following this sale, the Private Investors held less than 1% of the total outstanding shares of common stock.

On January 28, 1998, TAP, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 763,654 shares of treasury stock in the form of restricted stock to participating officers and other key employees. In addition, on January 22, 1997, TAP issued 413,578 shares of TAP's Class A Common Stock and reissued 502,430 shares of treasury stock in the form of restricted stock to participating officers and other key employees. The fair market values per share of the 1998 and 1997 restricted stock awards were $43.71 and $37.58, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of TAP's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. At June 30, 1998, there were 2,320,338 shares available for future grants under TAP's restricted stock plan.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the pending Citicorp merger; customer responsiveness to both new products and distribution channels; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning nine purported class actions, with substantially the same allegations, commenced in various courts against certain subsidiaries of TAP, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1997 (File No. 1-14328), which description is incorporated by reference herein. A copy of the foregoing description is included as an exhibit to this Form 10-Q. In May 1998, the Georgia action, which had been pending in the Superior Court, Richmond County, was dismissed by that court. Commencing in April 1998, seven additional purported class actions, with substantially the same allegations, have been filed against subsidiaries of the Company, other insurers and the NCCI. In April 1998, Dal-Tile Corporation, et al. v. NCCI, et al. was filed in the Superior Court, Riverside County, California. In May 1998, Sandwich Chef of Texas, Inc., et al. v. Reliance National Insurance Company, et al. was filed in Judicial District Court, Harris County, Texas and Alumax Inc., et al. v. Allianz Insurance Company, et al. was filed in Circuit Court, Jefferson County, Alabama. In June 1998, FFE Transportation Services, Inc., et al. v. NCCI, et al. was filed in Superior Court, Richmond County, Georgia; American Association of Retired Persons, et al. v. National Surety Corp., et al. was filed in Circuit Court, Wayne County, Michigan; Payless Cashways, Inc., et al. v. National Surety Corp., et al. was filed in Circuit Court, Fayette County, Kentucky; and Burnham Service Corporation v. NCCI, et al. was filed in Supreme Court, New York County, New York. Additionally, in June 1998, a non-class action, with substantially the same allegations, entitled Albany International Corporation v. American National Fire Insurance Company, et al. was filed against a subsidiary of the Company in Superior Court, Maricopa County, Arizona. The Company intends to contest vigorously all of the above-described cases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:

         See Exhibit Index

         (b) REPORTS ON FORM 8-K:

         On April 22, 1998, TAP filed a Current Report on Form 8-K, dated April 21, 1998, reporting under Item 5 thereof certain additional information related to the announcement that Travelers Group Inc., the indirect owner of approximately 83% of the outstanding common stock of TAP, had entered into a merger agreement with Citicorp.

         No other reports on Form 8-K were filed during the second quarter of 1998.

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

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

3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97 10-Q.

11.01+   Computation of Earnings Per Share.

12.01+   Computation of Ratio of Earnings to Fixed Charges.

27.01+   Financial Data Schedule.

99.01+ Third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-14328).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------

+        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRAVELERS PROPERTY CASUALTY CORP.

Date: August 12, 1998                      By /s/ William P. Hannon
                                              -----------------------
                                                  William P. Hannon
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date: August 12, 1998                      By /s/ Thomas P. Shugrue
                                              -----------------------
                                                  Thomas P. Shugrue
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

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

3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97 10-Q.

11.01+   Computation of Earnings Per Share.

12.01+   Computation of Ratio of Earnings to Fixed Charges.

27.01+   Financial Data Schedule.

99.01+ Third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-14328).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------

+        Filed herewith.