Form 10-Q
period 1998-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1998-11-13
CIK 1010551

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/   NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1998:

                        CLASS A                64,857,372
                        CLASS B               328,020,170

              TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                        Part I - Financial Information

                                                                                    Page No.
                                                                                    --------
Item 1. Financial Statements:

        Condensed Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 1998 and 1997                       3

        Condensed Consolidated Balance Sheet - September 30, 1998 (Unaudited)
         and December 31, 1997                                                         4

        Condensed Consolidated Statement of Changes in
         Stockholders' Equity (Unaudited) -
         Nine Months Ended September 30, 1998                                          5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1998 and 1997                                 6

        Notes to Condensed Consolidated Financial Statements (Unaudited)               7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                           11


                         Part II - Other Information


Item 1. Legal Proceedings                                                             26

Item 6. Exhibits and Reports on Form 8-K                                              26

Exhibit Index                                                                         27

Signatures                                                                            28

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                       1998              1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
      REVENUES
      Premiums                                                        $1,975            $1,806            $5,776            $5,418
      Net investment income                                              501               528             1,529             1,535
      Fee income                                                          74                90               233               279
      Realized investment gains                                           33                57               109                58
      Other revenues                                                      18                26                80                79
-----------------------------------------------------------------------------------------------------------------------------------
        Total revenues                                                 2,601             2,507             7,727             7,369
-----------------------------------------------------------------------------------------------------------------------------------

      CLAIMS AND EXPENSES
      Claims and claim adjustment expenses                             1,531             1,363             4,416             4,111
      Amortization of deferred acquisition costs                         304               286               894               848
      Interest expense                                                    40                41               121               121
      General and administrative expenses                                301               350               959             1,039
-----------------------------------------------------------------------------------------------------------------------------------
        Total claims and expenses                                      2,176             2,040             6,390             6,119
-----------------------------------------------------------------------------------------------------------------------------------
      Income before federal income taxes                                 425               467             1,337             1,250

      Federal income taxes                                               110               140               362               374
-----------------------------------------------------------------------------------------------------------------------------------
      Net income                                                      $  315            $  327            $  975            $  876
===================================================================================================================================
      BASIC EARNINGS PER SHARE
      Net income                                                      $ 0.80            $ 0.83            $ 2.49            $ 2.21
      Weighted average number of common shares outstanding             392.3             392.2             392.3             396.6
-----------------------------------------------------------------------------------------------------------------------------------
      DILUTED EARNINGS PER SHARE
      Net income                                                      $ 0.80            $ 0.83            $ 2.48            $ 2.21
      Weighted average number of common shares outstanding
        and common stock equivalents                                   392.9             392.5             392.9             396.8
===================================================================================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                                    1998                 1997
                                                                                                (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
      ASSETS
      Fixed maturities, available for sale at fair value (cost, $26,733 and $26,127)              $ 28,446             $ 27,188
      Equity securities, at fair value (cost, $768 and $977)                                           799                1,037
      Mortgage loans                                                                                   579                  691
      Real estate held for sale                                                                         75                   95
      Short-term securities                                                                          2,464                1,446
      Other investments                                                                                809                  574
----------------------------------------------------------------------------------------------------------------------------------
        Total investments                                                                           33,172               31,031
----------------------------------------------------------------------------------------------------------------------------------
      Cash                                                                                              75                   47
      Investment income accrued                                                                        420                  387
      Premium balances receivable                                                                    2,901                2,897
      Reinsurance recoverables                                                                       9,169                9,188
      Deferred acquisition costs                                                                       529                  501
      Deferred federal income taxes                                                                  1,020                1,316
      Contractholder receivables                                                                     2,010                1,923
      Goodwill                                                                                       1,467                1,497
      Other assets                                                                                   1,870                1,895
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                              $ 52,633             $ 50,682
==================================================================================================================================

      LIABILITIES
      Claims and claim adjustment expense reserves                                                $ 29,866             $ 30,324
      Unearned premium reserves                                                                      4,231                3,867
      Contractholder payables                                                                        2,010                1,923
      Commercial paper                                                                                --                    108
      Long-term debt                                                                                 1,250                1,249
      Other liabilities                                                                              5,329                4,534
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                           42,686               42,005
----------------------------------------------------------------------------------------------------------------------------------
      TAP - obligated mandatorily redeemable preferred securities of subsidiary trusts
        holding solely junior subordinated debt securities of TAP                                      900                  900
----------------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY
      Common stock:
        Class A, $.01 par value, 700 million shares authorized;
           72,393,407 shares issued                                                                      1                    1
        Class B, $.01 par value, 700 million shares authorized;
           328,020,170 shares issued and outstanding                                                     3                    3
      Additional paid-in capital                                                                     5,479                5,473
      Retained earnings                                                                              2,723                1,866
      Accumulated other changes in equity from nonowner sources                                      1,127                  722
      Treasury stock, at cost (shares, 6,884,380 and 7,314,688)                                       (248)                (266)
      Unearned compensation                                                                            (38)                 (22)
----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                   9,047                7,777
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                                $ 52,633             $ 50,682
==================================================================================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                         AMOUNT                           SHARES
                                                                         -----               ------------------------------------
COMMON STOCK AND ADDITIONAL
  PAID-IN CAPITAL                                                                                CLASS A               CLASS B
                                                                                              -----------             -----------
      Balance, beginning of period                                    $     5,477              72,393,407             328,020,170
      Capital Accumulation Plan grants, net of forfeitures                      6                      --                      --
---------------------------------------------------------------------------------             -----------------------------------
      Balance, end of period                                                5,483              72,393,407             328,020,170
---------------------------------------------------------------------------------             -----------------------------------

      RETAINED EARNINGS
      Balance, beginning of period                                          1,866
      Net income                                                              975
      Dividends                                                              (118)
---------------------------------------------------------------------------------
      Balance, end of period                                                2,723
---------------------------------------------------------------------------------

      ACCUMULATED OTHER CHANGES IN
        EQUITY FROM NONOWNER SOURCES (1)
      Balance, beginning of period                                            722
      Net unrealized gain on securities                                       406
      Foreign currency translation adjustments                                 (1)
---------------------------------------------------------------------------------
      Balance, end of period                                                1,127
---------------------------------------------------------------------------------

      TREASURY STOCK (AT COST)
      Balance, beginning of period                                           (266)             (7,314,688)                     --
      Capital Accumulation Plan grants, net of forfeitures                     30                 799,974                      --
      Treasury stock acquired                                                 (13)               (386,500)                     --
      Other                                                                     1                  16,834                      --
---------------------------------------------------------------------------------             -----------------------------------
      Balance, end of period                                                 (248)             (6,884,380)                     --
---------------------------------------------------------------------------------             -----------------------------------

      UNEARNED COMPENSATION
      Balance, beginning of period                                            (22)
      Issuance of restricted stock under Capital
        Accumulation Plan, net of forfeitures                                 (30)
      Restricted stock amortization                                            14
---------------------------------------------------------------------------------
      Balance, end of period                                                  (38)
---------------------------------------------------------------------------------             -----------------------------------
        Total stockholders' equity and shares outstanding                  $9,047              65,509,027             328,020,170
=================================================================================             ===================================


(1) All items of accumulated other changes in equity from nonowner sources are displayed net of tax.


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

------------------------------------------------------------------------------------------------
      For the Nine Months Ended September 30,                          1998                 1997
------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    $    745             $    462
------------------------------------------------------------------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from maturities of investments
         Fixed maturities                                             1,153                1,099
         Mortgage loans                                                 151                  113
        Proceeds from sales of investments
         Fixed maturities                                             6,383                8,059
         Equity securities                                              394                  365
         Mortgage loans                                                --                    178
         Real estate held for sale                                       33                   49
        Purchase of investments
         Fixed maturities                                            (7,888)             (10,525)
         Equity securities                                             (275)                (423)
         Mortgage loans                                                 (15)                 (37)
        Short-term securities, (purchases) sales, net                  (964)                 577
        Other investments, net                                         (221)                  16
        Securities transactions in course of settlement                 770                  321
------------------------------------------------------------------------------------------------
            Net cash used in investing activities                      (479)                (208)
------------------------------------------------------------------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance (repayment) of commercial paper, net                  (108)                 102
        Purchase of treasury stock                                      (12)                (268)
        Dividend to TIGI                                                (98)                 (74)
        Dividend to minority shareholders                               (20)                 (15)
------------------------------------------------------------------------------------------------
            Net cash used in financing activities                      (238)                (255)
------------------------------------------------------------------------------------------------

      Net increase (decrease) in cash                                    28                   (1)
------------------------------------------------------------------------------------------------

      Cash at beginning of period                                        47                  106
------------------------------------------------------------------------------------------------
      Cash at end of period                                        $     75             $    105
================================================================================================

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Income taxes paid                                          $    294             $    506
        Interest paid                                              $    107             $    106
================================================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General

   The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Citigroup Inc. (Citigroup) (see note 6)) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

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

2. Changes in Accounting Principles and Accounting Standards not yet Adopted

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income thus represents the sum of net income and other changes in equity from nonowner sources. The accumulated balance of other changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the consolidated balance sheet. The adoption of FAS 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:

    -------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
       (in millions)                                               1998              1997              1998              1997
    -------------------------------------------------------------------------------------------------------------------------
      Net income                                                 $  315            $  327            $  975            $  876
      Other changes in equity from nonowner sources                 355               293               405               309
    -------------------------------------------------------------------------------------------------------------------------
        Total changes in equity from nonowner sources            $  670            $  620            $1,380            $1,185
    =========================================================================================================================


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

   During the third quarter of 1998, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of SOP 98-1 was not significant.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
   (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

   In October 1998, the AcSEC issued Statement of Position 98-7, "Deposit
   Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. This SOP does not address when deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative catch-up adjustment. The Company does not expect the adoption of this SOP to have a material impact on results of operations, financial condition or liquidity.

3. Earnings per Share (EPS)

   Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally stock-based incentive plans. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for net income:

   ---------------------------------------------------------------------------------------------------------
   (for the nine months ended September 30, 1998,                INCOME            SHARES          PER SHARE
   in millions, except per share amount)                       (NUMERATOR)      (DENOMINATOR)       AMOUNT
   ---------------------------------------------------------------------------------------------------------
   Basic EPS - income available to common stockholders            $975              392.3          $   2.49

   Effects of Dilutive Securities - Restricted Stock               --                  .6             (0.01)
   ---------------------------------------------------------------------------------------------------------
   Diluted EPS - income available to common
     stockholders and assumed conversions                         $975              392.9          $   2.48
   ========================================================================================================

   For the three months ended September 30, 1998 and the three and nine months ended September 30, 1997, there was no effect on EPS from dilutive securities issued.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Capital and Debt

   TAP has a five-year revolving credit facility, which it has reduced to $250 million, with a syndicate of banks that expires in December 2001. Under this facility TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $4.0 billion. In addition, this facility places restrictions on the amount of consolidated debt TAP can incur. At September 30, 1998, there were no borrowings outstanding under this facility. If the Company had borrowings under this facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP also issues commercial paper directly to investors and maintains unused credit availability under the revolving credit facility at least equal to the amount of commercial paper outstanding. At September 30, 1998, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

   The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. TAP received $430 million of dividends from its insurance subsidiaries during the first nine months of 1998.

   On June 3, 1998, TAP filed a registration statement covering 8,918,395 shares of Class A Common Stock, which were sold by Aetna Services, Inc. (Aetna) and J.P. Morgan Capital Corporation (J.P. Morgan). All expenses incurred in connection with the offering were paid by TAP. TAP did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 88% of the remaining aggregate holdings of Aetna, J.P. Morgan, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the "Private Investors"). Immediately following this sale, the Private Investors held less than 1% of the total outstanding shares of common stock.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Commitments and Contingencies, Continued

   The reserves carried for environmental and asbestos claims at September 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

6. Travelers Group Merger with Citicorp

   On October 8, 1998, Citicorp merged (the "Merger") with and into a newly formed wholly-owned subsidiary of Travelers Group Inc. (Travelers Group), the indirect owner of approximately 83% of the outstanding common stock of TAP. Concurrent with the Merger, Travelers Group changed its name to Citigroup Inc. ("Citigroup").

   Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and the terms of an Order of the Federal Reserve Board effective September 23, 1998 (the "Order").

   The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from October 8, 1998 to comply with all applicable provisions of the BHCA. Such period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest (the "BHCA Compliance Period").

   It is not expected that the restrictions of the BHCA or the Order will impede the Company's existing businesses in any material respect, although the Company may be limited in its ability to make certain acquisitions. At this time, the Company believes that its compliance with applicable law and the Order will not have a material adverse effect on the Company's financial condition or results of operations.

   Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with the laws applicable at the expiration of the BHCA Compliance Period.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                            --------------------------        --------------------------
 (in millions, except per share data)                            1998           1997             1998            1997
------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $   2,601        $   2,507        $   7,727        $   7,369
------------------------------------------------------------------------------------------------------------------------
Net income (1)                                              $     315        $     327        $     975        $     876
------------------------------------------------------------------------------------------------------------------------
Net income per share - assuming dilution                    $    0.80        $    0.83        $    2.48        $    2.21
------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
  and common stock equivalents - assuming dilution              392.9            392.5            392.9            396.8
========================================================================================================================

(1) Net income includes $21 million and $37 million of realized investment gains in the three months ended September 30, 1998 and 1997, respectively, and $71 million and $38 million of realized investment gains in the nine months ended September 30, 1998 and 1997, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 1998 and 1997

Operating earnings, which exclude realized investment gains, were $294 million or $0.75 per share (diluted) in the third quarter of 1998, an increase of $4 million or $0.01 per share from $290 million or $0.74 per share (diluted) in the third quarter of 1997. The increase in operating earnings was primarily the result of continued productivity improvements and expense reductions in all lines and increased production in Personal Lines, partially offset by increased catastrophe and other weather-related losses.

Revenues of $2.601 billion in the third quarter of 1998 increased $94 million from $2.507 billion in the third quarter of 1997. This increase was attributable to a $169 million increase in earned premiums, reflecting production growth in Personal Lines. This increase was partially offset by a $27 million decrease in net investment income, a $24 million decrease in realized investment gains and a $16 million reduction in fee income.

Net investment income was $501 million in the third quarter of 1998, a decrease of $27 million from the third quarter of 1997, primarily reflecting an increase in tax-exempt securities in the third quarter of 1998 and a lower yield on invested assets in the third quarter of 1998.

Fee income in the third quarter of 1998 was $74 million, a $16 million decrease from the third quarter of 1997. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products as opposed to service fee-based products.

Claims and expenses of $2.176 billion in the third quarter of 1998 increased $136 million from the third quarter of 1997. The increase was primarily the result of higher catastrophe and other weather-related losses and higher claims related to the growth in premiums in Personal Lines, partially offset by a reduction in general and administrative expenses.

The Company's effective tax rate was 26% in the third quarter of 1998 compared to 30% in the third quarter of 1997. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income. In addition, the rate in the third quarter of 1998 was less than the rate in the third quarter of 1997 due to the Company's decision to invest more heavily in tax-exempt securities as well as the favorable resolution of a tax credit issue.

The statutory and GAAP combined ratios were as follows:

-----------------------------------------------------------------------------
Three Months Ended September 30,                         1998           1997
-----------------------------------------------------------------------------
STATUTORY:
   Loss and loss adjustment expense (LAE) ratio .        74.8%          71.8%
   Underwriting expense ratio ...................        28.2           30.8
   Combined ratio before policyholder dividends .       103.0          102.6
   Combined ratio ...............................       103.7          103.4
-----------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio ...........................        74.7%          71.6%
   Underwriting expense ratio ...................        27.5           30.3
   Combined ratio before policyholder dividends .       102.2          101.9
   Combined ratio ...............................       102.9          102.9
=============================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses, including the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), for GAAP reporting purposes only.

The increase in the third quarter of 1998 statutory and GAAP combined ratios compared to the third quarter of 1997 statutory and GAAP combined ratios was due to higher catastrophe and other weather-related losses in both Commercial and Personal Lines, mostly offset by lower operating expense levels in both Commercial and Personal Lines.

Consolidated Results of Operations for the Nine Months Ended September 30, 1998 and 1997

Excluding realized investment gains (losses), operating income was $904 million or $2.30 per share (diluted) for the nine months ended September 30, 1998, compared to $838 million or $2.11 per share (diluted) for the nine months ended September 30, 1997. The increase in operating income in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was due to higher after-tax net investment income and continued productivity improvements and expense reductions, partially offset by increased catastrophe and other weather-related losses.

The statutory and GAAP combined ratios were as follows:

-----------------------------------------------------------------------------
Nine Months Ended September 30,                          1998           1997
-----------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio ...........................        73.7%          72.7%
   Underwriting expense ratio ...................        28.7           29.6
   Combined ratio before policyholder dividends .       102.4          102.3
   Combined ratio ...............................       103.1          103.0
-----------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio ...........................        73.4%          72.4%
   Underwriting expense ratio ...................        28.5           29.1
   Combined ratio before policyholder dividends .       101.9          101.5
   Combined ratio ...............................       102.6          102.1
=============================================================================

The first nine months of 1997 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a change to conform the Aetna P&C method with The Travelers Indemnity Company and its subsidiaries (Travelers P&C) method of recording certain net written premiums, and an adjustment in Personal Lines associated with a change in the quota share reinsurance arrangement. Excluding these adjustments, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 1997 would have been 102.7% and 102.6%, respectively. The decrease in the first nine months of 1998 statutory and GAAP combined ratios compared to the first nine months of 1997 statutory and GAAP combined ratios excluding these adjustments was due to continued productivity improvements and expense reductions, partially offset by higher catastrophe and other weather-related losses.

The other consolidated operating trends for the nine months ended September 30, 1998 and 1997 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Commercial Lines

--------------------------------------------------------------------------------
Three Months Ended September 30,                            1998         1997
--------------------------------------------------------------------------------
(in millions)
Revenues..............................................     $1,655       $1,651
Net income (1)........................................     $  247       $  255
================================================================================

(1) Commercial Lines net income includes $16 million and $31 million of realized investment gains in the three months ended September 30, 1998 and 1997, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $231 million in the third quarter of 1998 compared to $224 million in the third quarter of 1997. This increase was due to continued expense savings and a decline in asbestos and environmental incurred losses, partially offset by increased losses from catastrophes and other weather-related events.

Revenues were $1.655 billion in the third quarter of 1998 compared to $1.651 billion in the third quarter of 1997. This increase primarily reflected higher earned premiums, mostly offset by lower net investment income, lower realized investment gains and a decline in fee income. The higher earned premiums were primarily due to premium adjustments on retrospectively rated policies in 1997 in the workers' compensation line.

Commercial Lines net written premiums in the third quarter of 1998 totaled $1.168 billion, down $8 million from $1.176 billion in the third quarter of 1997. Net written premium levels continue to be unfavorably impacted by the difficult pricing environment and reflect the Company's disciplined approach to underwriting and risk management.

Fee income in the third quarter of 1998 was $74 million, a $16 million decrease from the third quarter of 1997. This decrease was due to the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products as opposed to service fee-based products.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business which sells claims and policy management services to workers' compensation and automobile assigned risk plans, self-insurance pools throughout the United States and to niche voluntary markets. National Accounts net written premiums of $175 million in the third quarter of 1998 increased $24 million from the third quarter of 1997. This increase was primarily the result of two new large accounts written in the third quarter of 1998, partially offset by pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business was significantly higher in the third quarter of 1998 than in the third quarter of 1997, reflecting the addition of two large accounts in the third quarter of 1998. National Accounts business retention ratio was significantly higher in the third quarter of 1998 than in the third quarter of 1997, due to the loss of one large account in the third quarter of 1997.

Commercial Accounts serves mid-sized businesses through a network of independent agents and brokers. Commercial Accounts net written premiums were $446 million in the 1998 third quarter, down $56 million from $502 million a year ago. The decrease in Commercial Accounts net written premiums reflected continued pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management, partially offset by growth through programs designed to leverage underwriting experience in specific industries. Commercial Accounts new business in the third quarter of 1998 was significantly lower than in the third quarter of 1997. The decrease in new business reflected the Company's focus on maintaining its selective underwriting policy. Commercial Accounts business retention ratio remained strong and was virtually the same in the third quarter of 1998 and 1997.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $366 million in the third quarter of 1998 compared to $354 million in the third quarter of 1997. The increase in Select Accounts net written premiums was due to a decrease in ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts in the third quarter of 1998 was significantly lower than in the third quarter of 1997. The decrease in new business reflected the Company's focus on maintaining its selective underwriting policy. Select Accounts business retention ratio remained strong in the third quarter of 1998 and was virtually the same as the third quarter of 1997.

Specialty Accounts markets products to national, midsize and small customers, including individuals, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $181 million in the third quarter of 1998 compared to $169 million in the third quarter of 1997. This increase primarily reflects strong production in excess and surplus lines.

Commercial Lines claims and expenses of $1.325 billion in the third quarter of 1998 were up from $1.290 billion in the third quarter of 1997. This increase was primarily due to higher catastrophe and other weather-related property losses in the third quarter of 1998, partially offset by continued expense savings.

Catastrophe losses, net of taxes and reinsurance, were $15 million in the third quarter of 1998, primarily due to Hurricane Georges. There were no catastrophe losses in the third quarter of 1997.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

---------------------------------------------------------------------------
Three Months Ended September 30,                          1998         1997
---------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio.................................    78.7%        77.3%
   Underwriting expense ratio.........................    29.3         31.9
   Combined ratio before policyholder dividends.......    108.0        109.2
   Combined ratio.....................................    109.2        110.6

---------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio.................................     78.5%        77.0%
   Underwriting expense ratio.........................     29.4         31.0
   Combined ratio before policyholder dividends.......    107.9        108.0
   Combined ratio.....................................    109.1        109.7
============================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses, including SOP 98-1, for GAAP reporting purposes only.

The increase in the third quarter of 1998 statutory and GAAP loss and LAE ratios compared to the third quarter of 1997 statutory and GAAP loss and LAE ratios was due to higher catastrophe and other weather-related losses and lower fee income, partially offset by a decline in asbestos and environmental incurred losses. The decrease in the third quarter of 1998 statutory and GAAP underwriting expense ratios compared to the third quarter of 1997 statutory and GAAP underwriting expense ratios was due to continued expense reductions.

Personal Lines

-----------------------------------------------------------------------------
Three Months Ended September 30,                          1998           1997
-----------------------------------------------------------------------------
(in millions)
Revenues..............................................    $944          $ 853
Net income (1)........................................    $ 95          $ 101
=============================================================================

(1) Personal Lines net income includes $5 million and $6 million of realized investment gains in the three months ended September 30, 1998 and 1997, respectively.

Personal Lines operating income, which excludes realized investment gains and losses, was $90 million in the third quarter of 1998 compared to $95 million in the third quarter of 1997. The 1998 results include higher catastrophe losses, partially offset by an increase in production and net investment income compared to the third quarter of 1997.

Revenues were $944 million in the third quarter of 1998 compared to $853 million in the third quarter of 1997. This increase primarily reflected an increase in earned premiums of $92 million as a result of increased production in all distribution channels.

Net written premiums in the third quarter of 1998 were $909 million, compared to $775 million in the third quarter of 1997. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. The TRAVELERS SECURE(R) program markets Personal Lines products through the independent agents of Primerica Financial Services (PFS), a unit of Citigroup Inc.

The growth in independent agent premiums has been primarily due to the Company's success in pursuing book-of-business transfers within certain independent insurance agencies. Many independent agencies are consolidating their business to a smaller number of insurance carriers resulting in transfers of business to their preferred carriers.

Personal Lines claims and expenses of $808 million in the 1998 third quarter increased $106 million from the 1997 third quarter. This increase was primarily the result of higher losses associated with the business growth and higher catastrophe losses, as well as an increase in investments in service centers and market expansions.

Catastrophe losses, net of taxes and reinsurance, were $22 million in the third quarter of 1998. There were no catastrophe losses in the third quarter of 1997. The 1998 catastrophe losses were primarily due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast.

Statutory and GAAP combined ratios for Personal Lines were as follows:

----------------------------------------------------------------------------
Three Months Ended September 30,                           1998         1997
----------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio.................................     69.5%        63.9%
   Underwriting expense ratio.........................     26.8         29.1
   Combined ratio.....................................     96.3         93.0

----------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio.................................     69.5%        63.9%
   Underwriting expense ratio.........................     25.0         29.3
   Combined ratio.....................................     94.5         93.2
============================================================================

GAAP combined ratios differ from statutory combined ratios for Personal Lines primarily due to the deferral and amortization of certain expenses, including SOP 98-1, for GAAP reporting purposes only.

The increase in the third quarter of 1998 statutory and GAAP loss and LAE ratios compared to the third quarter of 1997 statutory and GAAP loss and LAE ratios was primarily due to the higher catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line. The decrease in the third quarter of 1998 statutory and GAAP underwriting expense ratios compared to the third quarter of 1997 statutory and GAAP underwriting expense ratios was primarily due to benefits from productivity improvements as premium levels increased.

Corporate and Other

-----------------------------------------------------------------------------
Three Months Ended September 30,                            1998         1997
-----------------------------------------------------------------------------
(in millions)
Revenues..............................................     $   2        $   3
Net income (loss).....................................     $ (27)       $ (29)
=============================================================================

The primary component of net income (loss) for the 1998 and 1997 third quarter was after-tax interest expense of $26 million, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Commercial Lines


------------------------------------------------------------------------------
Nine Months Ended September 30,                             1998         1997
------------------------------------------------------------------------------
(in millions)
Revenues..............................................     $4,971       $4,887
Net income  (1).......................................     $ 742        $ 666
==============================================================================

(1) Commercial Lines net income includes $59 million and $39 million of realized investment gains in the nine months ended September 30, 1998 and 1997, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $683 million in the nine months ended September 30, 1998 compared to $627 million in the nine months ended September 30, 1997. The increase in operating income in the 1998 period was due to continued expense reductions, increased after-tax net investment income and a decline in asbestos and environmental incurred losses, partially offset by increased losses from catastrophes and other weather-related events.

Revenues were $4.971 billion in the first nine months of 1998 compared to $4.887 billion in the first nine months of 1997. This increase primarily reflected higher earned premiums and realized investment gains, partially offset by declines in net investment income and fee income.

Commercial Lines net written premiums in the first nine months of 1998 totaled $3.501 billion, down $155 million from $3.656 billion in the first nine months of 1997, reflecting a $142 million adjustment in the first quarter of 1997 to net written premiums due to a change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Without this adjustment, net written premiums were about level with the prior year.

Fee income in the first nine months of 1998 was $233 million, a $46 million decrease from the first nine months of 1997. This decrease was the result of the depopulation of involuntary pools as the loss experience of workers' compensation improved and insureds moved to voluntary markets, the Company's continued success in lowering workers' compensation losses of service customers and a slight increase in demand in the marketplace for guaranteed cost products as opposed to service fee-based products.

National Accounts net written premiums were $484 million in the first nine months of 1998 compared to $522 million in the first nine months of 1997. This decrease was primarily the result of pricing declines due to the highly competitive marketplace, a decrease in the Company's level of involuntary pool participation, and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business was significantly higher in the first nine months of 1998 compared to the first nine months of 1997, reflecting the addition of two large accounts in the third quarter of 1998. National Accounts business retention ratio was virtually the same in the first nine months of 1998 than in the first nine months of 1997. National Accounts experienced an increase in claim service-only business as well as favorable results from continued product development efforts, especially in workers' compensation managed care programs.

Commercial Accounts net written premiums were $1.349 billion in the first nine months of 1998 compared to $1.516 billion in the first nine months of 1997. This decrease reflected a $127 million adjustment in the first quarter of 1997 to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, net written premiums decreased $40 million reflecting pricing declines due to the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. For the first nine months of 1998, new premium business in Commercial Accounts significantly declined compared to the first nine months of 1997, reflecting the Company's focus on obtaining new business accounts where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio remained strong and was virtually the same in the first nine months of 1998 as compared to the first nine months of 1997. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $1.138 billion in the first nine months of 1998 increased $51 million from $1.087 billion in the first nine months of 1997. The 1997 amount included a first quarter increase of $15 million to net written premiums due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the increase in Select Accounts net written premiums reflected lower ceded premiums, partially offset by the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was moderately lower in the first nine months of 1998 compared to the first nine months of 1997. The decrease in new business reflected the Company's focus on maintaining its selective underwriting policy. Select Accounts business retention ratio remained strong in the first nine months of 1998 and was virtually the same as that in the first nine months of 1997.

Specialty Accounts net written premiums were $530 million in the first nine months of 1998 and 1997. This result reflects strong production in excess and surplus lines, offset by a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $3.968 billion in the first nine months of 1998 increased $18 million from the first nine months of 1997. This increase was primarily attributable to higher catastrophe and other weather-related losses in the first nine months of 1998, partially offset by continued expense savings.

Catastrophe losses, net of taxes and reinsurance, were $25 million and $5 million in the first nine months of 1998 and 1997, respectively. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter. The 1997 catastrophe losses were primarily due to tornadoes in the Midwest in the first quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

----------------------------------------------------------------------------
Nine Months Ended September 30,                            1998         1997
----------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio.................................     78.6%        79.0%
   Underwriting expense ratio.........................     29.5         30.3
   Combined ratio before policyholder dividends.......    108.1        109.3
   Combined ratio.....................................    109.3        110.4

----------------------------------------------------------------------------
GAAP:
   Loss and LAE ratio.................................     78.2%        78.4%
   Underwriting expense ratio.........................     30.3         29.9
   Combined ratio before policyholder dividends.......    108.5        108.3
   Combined ratio.....................................    109.7        109.4
============================================================================

The first nine months of 1997 statutory and GAAP combined ratios for Commercial Lines include an adjustment due to the change to conform the Aetna P&C method with the Travelers P&C method of recording certain net written premiums. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 1997 would have been 109.9% and 109.5%, respectively. The decrease in the first nine months of 1998 statutory and GAAP combined ratios compared to the first nine months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to continued expense reductions and a decline in asbestos and environmental incurred losses, partially offset by higher catastrophe and other weather-related losses and lower fee income.

Personal Lines

-----------------------------------------------------------------------------
Nine Months Ended September 30,                             1998         1997
-----------------------------------------------------------------------------
(in millions)
Revenues..............................................     $2,747       $2,473
Net income (1)........................................     $ 318        $ 303
=============================================================================

(1) Personal Lines net income includes $12 million of realized investment gains in the nine months ended September 30, 1998 and $1 million of realized investment losses in the nine months ended September 30, 1997.

Personal Lines operating income, which excludes realized investment gains (losses), was $306 million in the first nine months of 1998 compared to $304 million in the first nine months of 1997. The increase in operating income in the 1998 period was primarily due to increased production and higher net investment income, substantially offset by higher catastrophe losses.

Net written premiums in the first nine months of 1998 were $2.589 billion, compared to $2.226 billion (excluding a one-time adjustment of $69 million due to a change in the quota share reinsurance arrangement) in the first nine months of 1997. This increase primarily reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program.

Personal Lines claims and expenses of $2.283 billion in the first nine months of 1998 increased $265 million from the first nine months of 1997. This increase was the result of higher losses associated with the growth in premiums and higher catastrophe losses, as well as an increase in investments in service centers and market expansions.

Catastrophe losses, after taxes and reinsurance, were $44 million in the first nine months of 1998 compared to $5 million in the first nine months of 1997. The 1998 catastrophe losses were due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast in the third quarter, tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

-------------------------------------------------------------------------------
Nine Months Ended September 30,                            1998        1997
-------------------------------------------------------------------------------
STATUTORY:
   Loss and LAE ratio.................................     66.7%       63.3%
   Underwriting expense ratio.........................     27.5        28.6
   Combined ratio.....................................     94.2        91.9
-------------------------------------------------------------------------------

GAAP:
   Loss and LAE ratio.................................     66.7%       63.3%
   Underwriting expense ratio.........................     26.1        28.0
   Combined ratio.....................................     92.8        91.3
===============================================================================

The first nine months of 1997 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with a change in the quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first nine months of 1997 would have been 91.8% and 92.1%, respectively. The increase in the first nine months of 1998 statutory and GAAP combined ratios compared to the first nine months of 1997 statutory and GAAP combined ratios excluding this adjustment was due to higher catastrophe losses and a decrease in favorable prior year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

Corporate and Other


-------------------------------------------------------------------------------
Nine Months Ended September 30,                             1998        1997
-------------------------------------------------------------------------------
(in millions)
Revenues..............................................     $   9       $   9
Net income (loss).....................................     $ (85)      $ (93)
===============================================================================

The primary component of net income (loss) for the nine months ended September 30, 1998 and 1997 was interest expense of $79 million after tax, reflecting financing costs associated with the 1996 acquisition of Aetna P&C.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 1998, approximately 16% of the net aggregate reserve (i.e., approximately $149 million) consists of case reserve for resolved claims. The balance, approximately 84% of the net aggregate reserve (i.e., approximately $761 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

---------------------------------------------------------------------------------
Environmental Losses
Nine Months Ended September 30,                                1998         1997
---------------------------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct................................................     $1,193        $1,369
  Ceded.................................................        (74)         (127)
---------------------------------------------------------------------------------
   Net..................................................      1,119         1,242
Incurred losses and loss expenses:
  Direct................................................         96            55
  Ceded.................................................        (57)           (1)
Losses paid:
  Direct ...............................................        292           181
  Ceded.................................................        (44)          (48)
---------------------------------------------------------------------------------
Ending reserves:
  Direct................................................        997         1,243
  Ceded.................................................        (87)          (80)
---------------------------------------------------------------------------------
   Net..................................................     $  910        $1,163
=================================================================================

ASBESTOS CLAIMS

At September 30, 1998, approximately 22% of the net aggregate reserve (i.e., approximately $226 million) is for pending asbestos claims. The balance, approximately 78% (i.e., approximately $794 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

--------------------------------------------------------------------------------
Asbestos Losses
Nine Months Ended September 30,                                1998      1997
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct................................................     $1,363    $1,443
  Ceded.................................................       (249)     (370)
--------------------------------------------------------------------------------
   Net..................................................      1,114     1,073
Incurred losses and loss expenses:
  Direct................................................        119        60
  Ceded.................................................        (69)      (15)
Losses paid:
  Direct ...............................................        193       114
  Ceded.................................................        (49)      (60)
--------------------------------------------------------------------------------
Ending reserves:
  Direct................................................      1,289     1,389
  Ceded.................................................       (269)     (325)
--------------------------------------------------------------------------------
   Net..................................................     $1,020    $1,064
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

The reserves carried for environmental and asbestos claims at September 30, 1998 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations and changes in Superfund and other legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 1998, approximately 18% of the net aggregate reserve (i.e., approximately $184 million) is for pending CIOTA claims. The balance, approximately 82% (i.e., approximately $864 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 1998 and 1997:

--------------------------------------------------------------------------------
CIOTA Losses
Nine Months Ended September 30,                                1998         1997
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
  Direct................................................     $1,520       $1,560
  Ceded.................................................       (432)        (446)
--------------------------------------------------------------------------------
   Net..................................................      1,088        1,114
Incurred losses and loss expenses:
  Direct................................................        (15)          26
  Ceded.................................................         22           (6)
Losses paid:
  Direct................................................         52           51
  Ceded.................................................         (5)         (14)
Ending reserves:
  Direct................................................      1,453        1,535
  Ceded.................................................       (405)        (438)
--------------------------------------------------------------------------------
   Net..................................................     $1,048       $1,097
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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at September 30, 1998 totaled $33.2 billion, of which 85.7% was invested in fixed maturity investments, 2.4% in common stocks and other equity securities, 2.0% in mortgage loans and real estate held for sale and 9.9% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.1 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $759 million, representing 2.7% of the Company's fixed maturity investments as of September 30, 1998. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                  Three Months Ended       Nine Months Ended
Average Yield (Annualized)           September 30,           September 30,
--------------------------           -------------           -------------
                                   1998       1997          1998      1997
                                   ----       ----          ----      ----
Before tax                         6.77%       7.38%        6.95%      7.14%
After tax                          4.93%       5.15%        5.02%      4.97%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup Inc. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings from a syndicate of banks under a Credit Facility, which it has reduced to $250 million. The Credit Facility expires in December 2001, none of which is currently utilized. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1998, this requirement was exceeded by approximately $4.0 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 1998, TAP had no commercial paper outstanding.

At September 30, 1998, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $805 million in 1998 without prior approval of the Connecticut Insurance Department. The Company has received $430 million of dividends from its insurance subsidiaries during the first nine months of 1998.

On August 12, 1998, TAP's Board of Directors authorized the expenditure of up to $150 million for the repurchase of its Class A Common Stock. The repurchases may be made from time to time in the open market or through negotiated transactions and will be used primarily for the issuance of stock for employee benefit plans. During the first nine months of 1998, TAP repurchased 386,500 shares of its common stock pursuant to the repurchase program.

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

On June 3, 1998, TAP filed a registration statement covering 8,918,395 shares of Class A Common Stock, which were sold by certain Private Investors. All expenses incurred in connection with the offering were paid by TAP. TAP did not receive any proceeds from the sale of the Class A Common Stock. The sale represented approximately 88% of the remaining aggregate holdings of the Private Investors. Immediately following this sale, the Private Investors held less than 1% of the total outstanding shares of common stock.

On January 28, 1998, TAP, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 763,654 shares of treasury stock in the form of restricted stock to participating officers and other key employees. In addition, on January 22, 1997, TAP issued 413,578 shares of TAP's Class A Common Stock and reissued 502,430 shares of treasury stock in the form of restricted stock to participating officers and other key employees. The fair market values per share of the 1998 and 1997 restricted stock awards were $43.71 and $37.58, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of TAP's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. At September 30, 1998, there were 2,320,338 shares available for future grants under TAP's restricted stock plan.

YEAR 2000 DATE CONVERSION

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs to address the year 2000 issue and developed a comprehensive plan to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company is in the process of implementing necessary changes, in accordance with its Year 2000 plan, to bring all its critical business systems into year 2000 compliance by year-end 1998. As part of, and following, achievement of year 2000 compliance, all critical business systems are subjected to testing and a certification process. In addition, the Company is developing contingency plans to be used in the event of an unexpected failure, which may result from the complex interrelationships among our clients, business partners, and other parties upon whom it relies. These plans are expected to be in place by December 31, 1998.

The total cost associated with the required modifications and conversions, which are expensed as incurred, is not expected to have a material effect on its financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has communicated with them on their plans to address and resolve year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

An additional Year 2000 issue for the Company is the potential future impact of claims for insurance coverage from customers who suffer Year 2000 business losses. The Company has taken certain initiatives to mitigate this risk, including addressing Year 2000 issues, where applicable, in the underwriting process and modifying certain contract language. Losses for possible future Year 2000 insurance claims and litigation costs related to such claims, if any, are not reasonably estimable at this time.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the Citicorp merger; customer responsiveness to both new products and distribution channels; and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of TAP, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1997 (File No. 1-14328) and the description that appears under "Legal Proceedings" on page 25 of the Quarterly Report on Form 10-Q of TAP for the quarter ended June 30, 1998 (File No. 1-14328), which descriptions are incorporated by reference herein. Copies of the foregoing descriptions are included as exhibits to this Form 10-Q. Three of the seventeen cases have been dismissed during 1998. The Madison County, Illinois state court plaintiffs voluntarily dismissed that case in April 1998. The Richmond County, Georgia state court dismissed the first of two suits filed there in February 1998, and the Florida federal court dismissed the case filed there in August 1998. The Illinois state court dismissal is final, while the others, based on defendants' jurisdictional motions, are on appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
3.01        Restated Certificate of Incorporation of Travelers Property Casualty
            Corp. (the "Company"), Certificate of Designations, Powers,
            Preferences and Rights of 7.5% Redeemable Preferred Stock, Series Z,
            of the Company, Certificate of Amendment to the Restated Certificate
            of Incorporation, filed March 7, 1997, and Certificate of Amendment to the Restated Certificate of Incorporation, filed April 23, 1997, incorporated by reference to Exhibit 3.01 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1997 (File No.
            1-14328) (the "Company's 3/31/97 10-Q").

3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97
            10-Q.

11.01+      Computation of Earnings Per Share.

12.01+      Computation of Ratio of Earnings to Fixed Charges.

27.01+      Financial Data Schedule.

99.01+ The third paragraph under the caption "Legal Proceedings" beginning on page 53 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-14328).

99.02+ The paragraph under the caption "Legal Proceedings" on page 25 of Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998 (File No. 1-14328).


    The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

   +  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRAVELERS PROPERTY CASUALTY
                                           CORP.



Date: November 12, 1998                    By  /s/ William P. Hannon
                                              ---------------------------------
                                                 William P. Hannon
                                                 Chief Financial Officer
                                                 (Principal Financial
                                                 Officer)



Date: November 12, 1998                    By  /s/ Thomas P. Shugrue
                                              ---------------------------------
                                                 Thomas P. Shugrue
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)