Form 10-K
period 1998-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1999-03-19
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 3, 1999 WAS APPROXIMATELY $2.28 BILLION.

AS OF MARCH 3, 1999, 63,388,266 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE, AND 328,020,170 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 20, 1999 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                        TRAVELERS PROPERTY CASUALTY CORP.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                        PAGE

         PART I
1.       Business................................................................................................     1
2.       Properties..............................................................................................    43
3.       Legal Proceedings.......................................................................................    43
4.       Submission of Matters to a Vote of Security Holders.....................................................    44

         PART II

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters...........................................................................    44
6.       Selected Financial Data.................................................................................    45
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................................................    45
7A.      Quantitative and Qualitative Disclosures About Market Risk..............................................    45
8.       Financial Statements and Supplementary Data.............................................................    46
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................................................................    46

         PART III

10.      Directors and Executive Officers of the Registrant......................................................    46
11.      Executive Compensation..................................................................................    46
12.      Security Ownership of Certain Beneficial Owners
           and Management........................................................................................    46
13.      Certain Relationships and Related Transactions..........................................................    46

         PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...........................................................................................    47
         Exhibit Index...........................................................................................    48
         Signatures..............................................................................................    52
         Index to Consolidated Financial Statements and Schedules................................................   F-1

                                     PART I

ITEM 1.       BUSINESS.

         Travelers Property Casualty Corp. is a property-casualty insurance holding company engaged, through its subsidiaries, in two business segments:
Commercial Lines and Personal Lines. The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. Except as the context otherwise requires, as used herein the "Company" refers to Travelers Property Casualty Corp. and its consolidated subsidiaries.

         Travelers Property Casualty Corp. was formed in January 1996 to hold the property and casualty insurance subsidiaries (collectively, "Travelers P&C") of The Travelers Insurance Group Inc. ("TIGI"), an indirect wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). On April 2, 1996, the Company purchased from Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock (the "Acquisition") of Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.2 billion in cash. For additional information about the Acquisition, the public offering and other related transactions, see Note 3 of Notes to Consolidated Financial Statements.

         Citigroup owns approximately 84% of the Company's outstanding common stock at December 31, 1998. Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

         The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

         This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services; (ii) a description of Other Operations; and (iii) certain other information.(1) A glossary of insurance terms is included beginning on page 34.


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

COMMERCIAL LINES

         The Company is the third largest writer of commercial lines insurance in the United States based on 1997 direct written premiums published by A.M. Best Company ("A.M. Best"). The Company's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services to its customers. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large national corporations; Commercial Accounts, serving mid-size businesses for casualty products and both large and mid-size businesses for property products; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry. In 1998, Commercial Lines generated net written premiums of $4.6 billion.

         SELECTED PRODUCT AND MARKET INFORMATION

         The accompanying table sets forth by product line and market net written premiums for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table, see "-- Product Lines" and "-- Principal Markets and Methods of Distribution," respectively.

         Many larger National Accounts customers often demand service-type products, primarily for workers' compensation coverage and to a lesser extent in general liability and commercial automobile coverages. These types of products include risk management services such as claims settlement, loss control and engineering. Many of these products generate fee income rather than net written premiums, and are not reflected in the accompanying table.

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

                          COMBINED NET WRITTEN PREMIUMS

                                                                                  PERCENTAGE OF TOTAL
                                                YEAR ENDED DECEMBER 31,          NET WRITTEN PREMIUMS
                                          -------------------------------------       YEAR ENDED
                                                                                     DECEMBER 31,
                                          1998(1)       1997(2)         1996             1998
                                          --------     --------       --------        ----------
                                                   (Dollars in millions)

NET WRITTEN PREMIUMS BY PRODUCT
LINE:
   Commercial multi-peril                $1,436          $1,037          $1,223           31.1%
   Workers' compensation                  1,179           1,176           1,223           25.6
   Commercial automobile                    781             866             806           16.9
   General liability                        539             931             836           11.7
   Property                                 281             383             342            6.1
   Fidelity and surety                      209             201             215            4.5
   Other                                    189             163              23            4.1
                                         ------          ------          ------          -----
      Total Commercial Lines             $4,614          $4,757          $4,668          100.0%
                                         ======          ======          ======          =====

NET WRITTEN PREMIUMS BY MARKET:

   National Accounts                     $  625          $  657          $  852           13.5%
   Commercial Accounts                    1,800           1,986           1,725           39.0
   Select Accounts                        1,494           1,432           1,412           32.4
   Specialty Accounts                       695             682             679           15.1
                                         ------          ------          ------          -----
      Total Commercial Lines             $4,614          $4,757          $4,668          100.0%
                                         ======          ======          ======          =====


----------

         (1) Effective in 1998, net written premiums by product line reflect a change to conform the Aetna P&C and Travelers P&C statutory line assignments. There was no impact on total net written premiums.

         (2) 1997 includes a $142 million increase due to a change to conform the Aetna P&C method of recording certain net written premiums to the method employed by Travelers P&C.

         PRODUCT LINES

         The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in the Company's Commercial Lines are as follows:

         COMMERCIAL MULTI-PERIL provides a combination of property and liability coverage for businesses and business property for damages such as that caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. It also insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

         WORKERS' COMPENSATION provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company offers three types of workers' compensation products: (i) guaranteed cost insurance products, in which policy premiums charged are fixed and do not vary as a result of the insured's loss experience,
(ii) loss
sensitive insurance products, including retrospectively rated policies, in which premiums are adjusted based on actual loss experience of the insured during the policy period, and large deductible plans, in which the customer bears the insurance risk up to its deductible amount, and (iii) service programs, which are generally sold to the Company's larger National Accounts customers, where the Company receives fees for providing loss prevention, risk management, claim administration and benefit administration services to organizations pursuant to service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market.

         COMMERCIAL AUTOMOBILE provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

         GENERAL LIABILITY provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as medical malpractice, umbrella and excess insurance.

         PROPERTY provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Property also includes inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

         OTHER coverages include boiler and machinery insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, as well as miscellaneous assumed reinsurance.

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company distributes its commercial products primarily through approximately 5,200 brokers and independent agencies located throughout the United States that are serviced by approximately 80 field offices. The Company seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

         NATIONAL ACCOUNTS

         The Company's National Accounts provides a variety of casualty products to large companies. The Company's National Accounts also includes the Company's alternative market business (the "Alternative Market"), which primarily offers workers' compensation products and services to the voluntary market including employee groups, associations and franchises and to involuntary state pools. National Accounts customers generally select products in connection with a large deductible or self-insured program, or a guaranteed cost or a retrospectively rated insurance policy. Customers are usually national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Products are marketed through national brokers and regional agents with offices throughout the United States. Workers' compensation accounted for approximately 68% of the products sold in 1998 to National Accounts customers, based on net written premiums and service fee income.

         In December 1998, the Company announced a global strategic relationship with Winterthur International, called Travelers/Winterthur International, which markets a variety of commercial lines products to multinational corporations. The Company expects that Travelers/Winterthur International will allow it to participate in business requiring international underwriting and insurance services.

         The Alternative Market business sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company has emerged as the largest workers' compensation assigned risk plan servicing insurer in the industry with approximately 25% share of the market in 1998. Assigned risk plan contracts generated approximately $55 million in service fee income in 1998 for the Company.

         The Alternative Market business also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated net written premiums of $43 million and service fee income of $3 million in 1998. The Alternative Market business also participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

         COMMERCIAL ACCOUNTS

         The Company's Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial

Accounts casualty products target businesses with 75 to 1,000 employees, while its property products target both large and mid-size businesses. The Company offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products.

         Commercial Accounts targets certain industries in which the Company has claims, engineering and underwriting expertise and to which the Company has established dedicated operations. Industry segments within the manufacturing sector include: advanced technology, metal products, mineral products, plastic and rubber products and wood products. Also targeted are colleges and universities, food, retail, financial, property management and the wholesale industries. The Company continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables the Company to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, to link price to the individual exposure and to control risk. The Company uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, the Company's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs.

         Construction. The Company has established dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. The Company offers all product lines to mid-size and national customers in the construction market, including both guaranteed cost and loss-responsive products, and wrap-up insurance programs, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable the Company to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their states' laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States. Construction operations contributed approximately 24% of the Commercial Accounts premium-based business in 1998. Additionally, construction operations service-based business contributed $6 million of service fees to the Company in 1998.

         SELECT ACCOUNTS

         Select Accounts serves firms typically with one to 75 employees. Products offered to Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products.

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

         SPECIALTY ACCOUNTS

         Specialty Accounts markets products to national, mid-size and small customers, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The Company believes that it has a competitive advantage with respect to many of these products based on its reputation for timely decision-making, underwriting and industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts.

         The Company has two separate marketing and underwriting groups within Specialty Accounts:

         Gulf Specialty focuses on many non-traditional lines of business with a particular emphasis on the financial services market. Products include directors' and officers' liability insurance, errors and omissions coverage for bankers, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers errors and omissions coverage for professionals and non-professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors medical malpractice, primary and excess property, and various coverages that target the transportation industry. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment industry and to municipalities and provides insurance products for other industry specific programs. Effective January 1, 1998, the Company's former Travelers Specialty unit was combined with Gulf Specialty, and during 1998 and 1999 the majority of renewal policies within the former Travelers Specialty unit are being written as Gulf Specialty policies.

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

         A significant portion of Commercial Lines business is written with large deductible insurance policies. Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1998, contractholder receivables and payables on unpaid losses were each approximately $2.0 billion. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk to the Company, it introduces credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $456 million at December 31, 1998. Collateral, primarily letters of credit and, to a lesser extent, cash collateral, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductibles and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

         The Company has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. This approach utilizes proprietary data gathered and analyzed by the Company with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about industry segments and catastrophe management and helps analyze risk based on account characteristics and pricing parameters designed to ensure that the Company does not compromise its underwriting integrity.

         Select Accounts uses a process based on standard industry classification (S.I.C.) to allow agents and field marketing representatives to make underwriting and pricing decisions within predetermined classifications, because underwriting criteria and pricing tend to be more standardized for smaller businesses.

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

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1998:

         STATE                                 % OF TOTAL
         -----                                 ----------
         New York                                 12.6%
         California                                8.8
         Texas                                     6.8
         Massachusetts                             6.2
         Florida                                   4.5
         Pennsylvania                              4.2
         New Jersey                                3.8
         Illinois                                  3.6
         Connecticut                               3.5
         North Carolina                            3.3
         All Others (1)                           42.7
                                                 -----
         TOTAL                                   100.0%
                                                 =====


-----------------

(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1998 by the Company.

PERSONAL LINES

         The Company is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 1997 direct written premiums published by A.M. Best. In 1998, Personal Lines generated net written premiums of approximately $3.5 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

         SELECTED PRODUCT INFORMATION

         The accompanying table sets forth by product line net written premiums for Personal Lines for the periods indicated. For a description of the product lines referred to in the accompanying table below, see "-- Product Lines."

                          COMBINED NET WRITTEN PREMIUMS

                                                                                      PERCENTAGE OF TOTAL NET
                                                                                          WRITTEN PREMIUMS
                                                 YEAR ENDED DECEMBER 31,                     YEAR ENDED
                                           ------------------------------------              DECEMBER 31,
                                           1998           1997          1996                   1998
                                           --------      -------      ---------              -----------
                                                    (Dollars in millions)
NET WRITTEN PREMIUMS BY PRODUCT
LINE:
Personal automobile                      $2,328          $1,950          $1,851                66.7%
Homeowners and other                      1,162           1,124             824                33.3
                                         ------          ------          ------               -----
   Total Personal Lines (1)              $3,490          $3,074          $2,675               100.0%
                                         ======          ======          ======               =====


(1) In 1998 and 1997, $638 million and $371 million, respectively, of Personal Lines net written premiums were generated by new distribution channels.

         PRODUCT LINES

         The Company writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.1 million,
4.6 million and 4.4 million policies in force at December 31, 1998, 1997 and 1996, respectively. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

         PERSONAL AUTOMOBILE provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. In 1997, the Company introduced a nonstandard automobile product in Texas, distributed through independent agents. In 1998, the Company expanded its nonstandard auto product into New York, Florida and Georgia. In 1999, the Company expanded its nonstandard auto product into Connecticut and plans to further expand this product into states where it has significant agency representation, including Pennsylvania and Virginia.

         HOMEOWNERS provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. OTHER products include coverage for boats, personal articles such as jewelry, and umbrella liability protection.

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company's Personal Lines products are distributed primarily through approximately 5,000 independent agencies located throughout the United States, supported by a network of 13 field marketing offices and five customer service centers. Personal Lines also markets through new distribution channels, including sponsoring organizations such as employee and affinity groups, the independent agents of Primerica Financial Services ("Primerica"), a unit of Citigroup, and joint marketing arrangements with other insurers. In 1998, Personal Lines began cross-marketing its products to Citibank customers, primarily credit cardholders. (Citibank is a unit of Citigroup.) While the Company's principal markets for Personal Lines insurance are in states along the East Coast, in the South, and Texas, Personal Lines is expanding its geographical presence across the United States. In the states of Florida, New Jersey, Massachusetts and California, the Company operates domestic companies to enhance its competitive capability in these highly regulated markets. Property-casualty licensed Primerica agents market Personal Lines products under the TRAVELERS SECURE(R) program in 39 states. At the end of 1998, approximately 14,100 Primerica agents were licensed to sell Personal Lines products through the TRAVELERS SECURE(R) program. During 1998, approximately 154,000 new automobile or homeowners policies were sold through this program. Approximately 38% of Personal Lines new business originated from new distribution channels in 1998 and represented 22% and 16% of policies in force at December 31, 1998 and 1997, respectively.

         Insurance companies generally market personal automobile and homeowners insurance through one of three distribution systems: independent agents, exclusive agents or direct writing. The independent agents that distribute the Company's Personal Lines products usually represent several unrelated property and casualty companies. Exclusive agents represent one company and generally sell a number of products, including life insurance and annuities in addition to property-casualty products. In contrast, direct writing companies generally operate by mail and telephone through sales representatives. Due in part to the expense advantage that direct writers may have relative to companies using independent agents and changing customer buying preferences of buying directly from companies, the direct writing companies have gradually expanded their market share in recent years.

         The Company's Personal Lines continues to distribute its products through the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company has broadened its distribution channels for Personal Lines products to include sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers, and sales through the independent agents of Primerica, who primarily sell life insurance products issued by affiliates of the Company as well as mutual funds and other Citigroup products. In general, the Primerica agents contact potential customers directly, and then transmit information about the customer to one of the Company's three regional telemarketing centers. An authorized telemarketing sales representative contacts the customer to underwrite, sell and ultimately process new business. In 1998, Personal Lines began marketing products directly to Citibank customers, primarily credit cardholders: potential customers are solicited by telephone after transfer from a Citibank customer service call center, through direct mail or inserts in credit card statements.

         In 1995, Aetna P&C entered into a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped geographically diversify the homeowners line of business. It also provided for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

         The Company believes that its focus on service and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. The Company believes that its expense management practices, including prompt and efficient claims handling and high level of automation, allow it to offer a competitively priced product. In addition, the Company is leveraging its service, claims handling and automation experience in the expansion of the distribution of Personal Lines products through its new channels.

         PRICING AND UNDERWRITING

         Pricing for personal automobile insurance is driven by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining approval of the state regulatory authorities for indicated rate increases. Premiums charged for physical damage coverage reflect insured car values and, accordingly, premium levels are somewhat related to the volume of new car sales.

         Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in building supplies, labor costs and household possessions. Most homeowners policies offer (but do not require) automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, earthquakes and tornadoes. In order to reduce its exposure to catastrophe losses, the Company has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in certain markets, tightened underwriting standards and implemented price increases in certain catastrophe-prone areas, and instituted deductibles in hurricane-prone areas, all subject to restrictions imposed by insurance regulatory authorities. In California, the Company introduced in 1996 an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. The Company uses computer modeling techniques to assess its level of exposure to loss in catastrophe-prone areas. Changes to methods of marketing and underwriting in coastal areas of Florida and New York, and in California are subject to state-imposed restrictions, the general effect of which is to make it more difficult for an insurer to reduce exposures.

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

         Underwriting of Personal Lines new business policies is conducted primarily by independent agents. Agents underwrite Personal Lines policies under strict underwriting guidelines established and monitored by underwriters in the Company's customer service centers. Each agent is assigned to a specific employee of the Company or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

         Personal Lines products are also sold through alternative marketing channels. In these channels, underwriting is conducted by employees of the Company. Underwriters work with Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production information is used to analyze results and identify problems and opportunities.

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1998:

STATE                                % OF TOTAL
-----                                ----------
New York                                21.7%
Texas                                    9.1
New Jersey                               8.6
Pennsylvania                             8.3
Florida                                  6.2
Massachusetts                            5.6
Connecticut                              5.4
Virginia                                 3.7
Georgia                                  3.5
North Carolina                           3.2
California                               3.1
All others (1)                          21.6
                                       -----
TOTAL                                  100.0%
                                       =====

------------------

(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1998 by the Company.

CLAIM ADMINISTRATION

         The Company employs approximately 8,500 claim adjusters, appraisers, investigators, staff attorneys, system specialists and training, management and support personnel in the claim department. These employees manage over 90% of the Company's claims. Approved external vendors, such as claim adjusters, appraisers, investigators and attorneys, are used only when the geographic location or unique issues raised by a claim warrant such use. To be approved, these vendors must have a proven record and have demonstrated cost-consciousness and relevant technical skills.

         The Company seeks to achieve optimal levels of losses and loss adjustment expenses while maintaining its high level of service. The Company's claim department is organized to meet these goals. The organization features seven operating regions, and grants to the regions authority to address the needs of local customers, underwriters, agents and brokers across Commercial Lines and Personal Lines. In addition, technical and legal personnel have created teams around technical specialties to better support the regional operations. This structure permits the Company to maintain the economies of scale of a larger, established company while enjoying the flexibility of a smaller company that can quickly respond to the needs of its customers, underwriters, agents and brokers. The home office continues to monitor adherence to claims policies and procedures, the adequacy of case reserves, loss and expense controls and productivity and service standards.

         The Company continuously reviews its claim practices in its effort to meet its service and loss and expense objectives. The Company's claim adjudication process focuses on the segmentation of claims, based on complexity of the claim, required technical specialization, and speed of process. To enhance this effort, the Company's claim handling staff and workflow design is organized around line of business specialization. In 1998, through workflow and management information improvements, the Company enhanced its claim adjudication process for auto physical damage.

         Another example of this effort is the Company's introduction of TravComp, a workers' compensation claim and medical management program that assists adjusters in promptly investigating, validating or rejecting workers' compensation claims. Medical management workstations permit nurse professionals to access additional information that supports the Company's emphasis on early return to work strategies for these claims. These new technologies, together with better matching of professional skills and authority to specific claim issues, have resulted in workers' compensation cases closing faster and with lower losses and loss adjustment expenses.

         Environmental, asbestos and other cumulative injury claims are separately managed by the Company's Special Liability Group. See "Environmental, Asbestos and Other Cumulative Injury Claims."

REINSURANCE

         The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 6 of Notes to Consolidated Financial Statements.

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

         The following presents the Company's top five reinsurers (except Lloyd's of London ("Lloyd's") which is discussed in more detail below) by reinsurance recoverable at December 31, 1998 (in millions):

                                       REINSURANCE
       REINSURER                        RECOVERABLE      A.M. BEST RATING OF REINSURER
----------------------------------     -------------     -----------------------------
General Reinsurance Corporation            $513          A++ highest of 15 ratings
American Re-Insurance Company              404           A+  2nd highest of 15 ratings
Executive Risk Indemnity Inc.              167           A   3rd highest of 15 ratings
Employers Reinsurance Corporation          139           A++ highest of 15 ratings
Transatlantic Reinsurance Company          123           A++ highest of 15 ratings

         As of December 31, 1998, the Company had reinsurance recoverables from Lloyd's of $398 million. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited ("Equitas"), which is currently unrated. Approximately $310 million of the Company's Lloyd's reinsurance recoverable at December 31, 1998 relates to Equitas liabilities. The remaining recoverables of $88 million are from the continuing market of Lloyd's, which is rated A (3rd highest of 15 ratings) by A.M. Best.

         The impact of the Lloyd's restructuring on the collectibility of amounts recoverable by the Company from Lloyd's cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's operating results in a future period. However, the Company believes that it is not likely that the outcome of these matters would have a material adverse effect on the Company's financial condition or liquidity.

         The Company participates in pools with other insurers to provide capacity for unique and high-valued risks such as exposures related to the aviation and nuclear power industries. The Company's maximum net exposure to this type of business at December 31, 1998 was $15 million per risk.

         At December 31, 1998, the Company had $9.2 billion in reinsurance recoverables. Of this amount, $3.1 billion is for pools and associations that relate primarily to workers' compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. Also, $2.2 billion is attributable to structured settlements relating primarily to personal injury claims for which the Company has purchased an annuity and remains contingently liable in the event of a default by the company issuing the annuity. Of the remaining $3.9 billion ceded to reinsurers at December 31, 1998,

$882 million was environmental, asbestos and other cumulative injury-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31, 1998, $407 million of reinsurance recoverables were collateralized by letters of credit and escrow funds.

         Net Retention Policy. The descriptions below relate to reinsurance arrangements of the Company in effect at January 1, 1999. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Construction and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.75 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. The reinsurance agreement in place for Personal Lines umbrella policies covers 100% of each loss between $1 million and $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. The risk tolerance of Bond Specialty varies by line of business and by risk. Bond Specialty purchases an accident year aggregate cover attaching at a 40% loss ratio to lower its exposure to large losses or loss frequency. The first layer of the aggregate provides 96% of approximately $41.4 million and the second layer provides 80% of approximately $35.5 million of reinsurance coverage in excess of a $94.7 million retention.

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

         The Company reviews its risk and catastrophe covers at least quarterly and makes changes it deems appropriate.

         REINSURANCE FUND

         The Company also participates in the Florida Hurricane Catastrophe Fund ("FHCF"), which is a state-mandated catastrophe reinsurance fund that provides reimbursement to insurers for a portion of their future catastrophic hurricane losses. FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance, excluding workers' compensation. FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. There can be no assurance that these resources will be sufficient to meet the obligations of FHCF.

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

         The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of claims development by accident year for each line of business and market segment. Similarly, the Company derives estimates of unpaid claim adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of claim adjustment expenses to losses for each line of business and market segment. For a description of the Company's reserving methods for environmental and asbestos claims, see "Environmental, Asbestos and Other Cumulative Injury Claims."

         Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1998, 1997 and 1996 the combined amounts of discount for the Company were $781 million, $912 million and $1.012 billion, respectively.

         For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 7 of Notes to Consolidated Financial Statements.

         The table at the end of this section sets forth the year-end reserves from 1988 through 1998 and the subsequent changes in those reserves, presented on a historical basis for the Company. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1988-1995 have not been restated to include Aetna P&C. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1988-1998 year-end reserves and the subsequent changes in those reserves.

         For instance, the "cumulative deficiency or redundancy" shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1988 included $4 million for a loss that is finally settled in 1998 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1988-1997 shown in the accompanying table.

         Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies in each of the years 1988-1998 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Environmental, Asbestos and Other Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

         Other factors that affect the data in the accompanying table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. These amounts recoverable mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the accompanying table. This mechanism affords the Company significant financial protection against adverse development on this block of net reserves.

         Because of these and other factors, it is difficult to develop meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

         The differences between the reserves for claims and claim adjustment expenses shown in the accompanying table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $37 million, $31 million and $14 million for 1998, 1997 and 1996, respectively.

                                                                     YEAR ENDED DECEMBER 31,

                                  1988(a)  1989(a)  1990(a)  1991(a)  1992(a)  1993(a)  1994(a)  1995(a)  1996(b)  1997(b)  1998(b)
                                 -------------------------------------------------------------------------------------------------
                                                                        (Dollars in millions)
Reserves for Loss and Loss
Adjustment Expense
Originally Estimated:             $ 6,954  $ 7,729  $ 8,022  $ 8,360  $ 8,955  $ 9,319  $ 9,712  $10,090  $21,816  $21,406  $ 20,763
Cumulative amounts paid as of
One year later                      1,828    2,091    2,135    1,869    2,005    1,706    1,595    1,521    3,704    4,025
Two years later                     3,101    3,488    3,422    3,161    3,199    2,843    2,631    2,809    6,600
Three years later                   4,063    4,415    4,351    4,041    4,063    3,610    3,798    3,903
Four years later                    4,710    5,095    4,996    4,706    4,662    4,563    4,676
Five years later                    5,227    5,597    5,492    5,182    5,465    5,274
Six years later                     5,620    5,995    5,887    5,878    6,078
Seven years later                   5,952    6,333    6,466    6,421
Eight years later                   6,251    6,851    6,953
Nine years later                    6,725    7,287
Ten years later                     7,131

Reserves re-estimated as of

One year later                      7,080    7,832    8,128    8,362    9,058    9,270    9,486    9,848   21,345   21,083
Two years later                     7,243    7,929    8,197    8,637    9,139    9,234    9,310    9,785   21,160
Three years later                   7,405    8,077    8,592    8,906    9,183    9,108    9,395    9,789
Four years later                    7,585    8,560    9,003    9,026    9,189    9,271    9,427
Five years later                    8,098    8,991    9,159    9,123    9,405    9,298
Six years later                     8,531    9,189    9,295    9,367    9,440
Seven years later                   8,715    9,328    9,551    9,396
Eight years later                   8,871    9,592    9,586
Nine years later                    9,163    9,616
Ten years later                     9,189

Cumulative deficiency
     (redundancy)                   2,235    1,887    1,564    1,036      485      (21)    (285)    (301)    (656)    (323)


Gross liability -- end of year                                                  $14,638  $15,013  $15,213  $30,969  $30,138  $29,411
Reinsurance recoverables                                                          5,319    5,301    5,123    9,153    8,732    8,648
                                                                                ----------------------------------------------------

Net liability -- end of year                                                    $ 9,319  $ 9,712  $10,090  $21,816  $21,406  $20,763
                                                                                ====================================================
Gross reestimated liability
     -- latest                                                                  $14,781  $15,157  $14,930  $30,430  $29,886

Reestimated reinsurance
   recoverables -- latest                                                         5,483    5,730    5,141    9,270    8,803
                                                                                -------------------------------------------
Net reestimated liability
    -- latest                                                                   $ 9,298  $ 9,427  $ 9,789  $21,160  $21,083
                                                                                ===========================================
Gross cumulative deficiency
    (redundancy)                                                                $   143  $   144  $  (283) $  (539) $  (252)
                                                                                ===========================================

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

STATUTORY COMBINED RATIO INFORMATION

         The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income or expenses, such as fee income, are not reflected in the statutory combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time ("long-tail"), such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period ("short-tail"). Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

         The ratios shown in the table below are computed based upon statutory accounting practices, not generally accepted accounting principles ("GAAP"). For information on GAAP combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            STATUTORY COMBINED RATIOS

                                             YEAR ENDED DECEMBER 31,
                                    -----------------------------------
                                     1998         1997        1996
                                    ------       ------      ------
Commercial Lines:
   Loss and LAE ratio                78.5%        78.4%        96.2%
   Underwriting expense ratio        29.7         30.6         32.7
   Combined ratio before
      policyholder dividends        108.2        109.0        128.9 (1)
   Combined ratio                   109.1        111.0        129.6

Personal Lines:
   Loss and LAE ratio                66.7         63.5         68.7
   Underwriting expense ratio        27.2         28.7         28.9
   Combined ratio                    93.9         92.2         97.6 (2)

Total:
   Loss and LAE ratio                73.6         72.4         85.5
   Underwriting expense ratio        28.6         29.9         31.3
   Combined ratio before
      policyholder dividends        102.2        102.3        116.8
   Combined ratio                   102.7        103.5        117.2

(1) Includes the effect of charges associated with the Acquisition and also includes statutory charges made to conform accounting policies and Company strategies in connection with the Acquisition (but not for GAAP reporting purposes due to purchase accounting). Excluding such charges, the combined ratio before policyholder dividends was 110.0%.

(2) Includes the effect of the Company's review of reserves associated with the Acquisition. The combined ratio excluding this item was 100.1%.

ENVIRONMENTAL, ASBESTOS AND OTHER CUMULATIVE INJURY CLAIMS

         Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on environmental, asbestos and other cumulative injury claims, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INSURANCE POOLS

         Most of the Company's insurance subsidiaries are members of one of two separate intercompany property and casualty reinsurance pooling arrangements: the Travelers Property Casualty pool and the Gulf pool. Each of these insurance pools permits the participating companies to rely on the capacity of the entire pool rather than just on its own capital and surplus. Under the arrangements of each insurance pool, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America ("Travelers C&S of America") does not participate in either pool and is dedicated to the Bond Specialty business.

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

         The following table summarizes the current claims-paying and financial strength ratings of the Company's property-casualty insurance pools and Travelers C&S of America by A. M. Best, Duff & Phelps Corp. ("Duff & Phelps"), Moody's Investor's Service Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The table also presents the position of each rating in the applicable agency's rating scale.

                                                                                                       STANDARD &
                                              A.M. BEST        DUFF & PHELPS         MOODY'S             POOR'S
                                          -------------       --------------    --------------        --------------
Travelers Property Casualty pool (1)      A+ (2nd of 15)      AA- (4th of 18)   Aa3 (4th of 19)       AA- (4th of 18)
Gulf pool (2)                             A+ (2nd of 15)              --                --            AA  (3rd of 18)
Travelers C&S of America                  A+ (2nd of 15)      AA- (4th of 18)   Aa3 (4th of 19)       AA- (4th of 18)


---------------------


(1) The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty and Surety Company of Illinois, Farmington Casualty Company, The Travelers Indemnity Company
         of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, The Travelers Indemnity Company of Missouri, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, The Travelers Indemnity Company of Illinois, Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Property Casualty Insurance Company of Illinois and Travelers Excess and Surplus Lines Company.

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

         At December 31, 1998, the carrying value of the Company's investment portfolio was $31.9 billion, of which 92.7% was invested in fixed maturity investments and short-term investments (of which 43% was invested in federal, state or municipal government obligations), 2.1% in mortgage loans and real estate held for sale, 2.6% in common stocks and other equity securities and 2.6% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.4 years at such date. Non-investment grade securities totaled approximately $1.2 billion, representing approximately 4.2% of the Company's fixed maturity investment portfolio as of December 31, 1998.

         The following table sets forth information regarding the investments of the Company. It reflects the average amount of investments, net investment income earned and the yield thereon for the years ended December 31, 1998, 1997 and 1996. The table includes information on the investments of Aetna P&C for periods prior to April 2, 1996 (the date of the Acquisition). See Note 5 of Notes to Consolidated Financial Statements and the discussion of Investment Portfolio in Item 7 of this Form 10-K for information regarding the investment portfolio of the Company.

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                           1998                1997                 1996
                                        -----------         -----------         -------------
                                                         (Dollars in millions)
Average investments                       $31,458.5           $30,197.7           $28,018.7
Net investment income                     $ 2,100.0           $ 2,050.8           $ 1,898.6
Average yield (1)                               7.4%                7.4%                7.2%
Average tax equivalent yield (1)                8.2%                8.0%                7.7%

---------------------
(1)      Excluding realized and unrealized investment gains and losses.

         DERIVATIVES

         See Note 13 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to derivatives of the Company.

COMPETITION

         The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, exclusive agents and/or salaried employees). There are approximately 1,100 property-casualty organizations in the United States, comprised of approximately 2,400 property-casualty companies. Of those organizations, the top 200 account for approximately 90% of the consolidated industry's total net written premiums. In addition, an increasing amount of commercial risks are covered by purchaser self-insurance, large deductibles, risk-purchasing groups, risk-retention groups and captive companies.

         COMMERCIAL LINES. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size as well as self-insurance programs or captive insurers. Market competition works to set the price charged for insurance products and the level of service provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

         The National Accounts market is highly competitive. Competition is based primarily on price and breadth of products and services. National Accounts business is generally written through national brokers and regional agents. The Company's Alternative Market business also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. The Company has emerged as the largest assigned risk plan service carrier in the industry with approximately 25% of the market in 1998.

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

         The market in which Specialty Accounts competes includes small to mid-size niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, low expense levels and broad product offering base. Bond Specialty's reputation for timely decision-making, a nationwide network of local underwriting and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond Specialty products to customers of National Accounts, Commercial Accounts, Select Accounts and through other Citigroup units provides further competitive advantages for the Company.

         PERSONAL LINES. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products to include marketing through the Primerica sales force, marketing to sponsoring organizations including employee and affinity groups, establishment of joint marketing arrangements with other insurers and cross-marketing to Citibank customers. The Company believes that its continued focus on expense management practices enables it to price its products competitively in all of its distribution channels. The personal auto insurance marketplace has been more competitive in 1998 as some personal auto carriers have reduced prices in selected markets. This trend is expected to continue in 1999.

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

         At the present time, the Company's insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda, and the U.S. Virgin Islands, as well as Canada and the United Kingdom.

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

         The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments to the Company from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department.

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

         The Company's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. Combined earned premiums related to such pools and assigned risks for the Company were $176 million, $226 million and $379 million in 1998, 1997 and 1996, respectively. The related combined underwriting losses for the Company were $19 million, $16 million and $39 million in 1998, 1997 and 1996, respectively.

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

         INSURANCE REGULATIONS CONCERNING CHANGE OF CONTROL

         Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. The Company owns, directly or indirectly, all of the shares of stock of certain property and casualty insurance companies domiciled in the States of California, Connecticut, Florida, Illinois, Massachusetts, Missouri, New Jersey and Texas. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of Common Stock representing 10% or more of the voting power of the Company will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by such purchaser in each insurance subsidiary's state of domicile, the relevant Insurance Commissioner determines otherwise. In addition, many state insurance regulatory laws contain provisions that require prenotification to state agencies of a change in control of a nondomestic admitted insurance company in that state. While such prenotification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the nondomestic admitted insurer if certain conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of the Company would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

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

         INSURANCE REGULATORY INFORMATION SYSTEM

         The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

         A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

         In each of the last three years, certain of the Company's insurance subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1998.

         For 1998, Travelers Indemnity, the lead company for the Travelers Property Casualty pool, had no values outside the usual range for all IRIS ratios. For 1997, Travelers Indemnity was outside the usual range for the liabilities to liquid assets ratio. Travelers Indemnity is also the ultimate parent of 19 insurance companies and several other non-insurance entities. As a result, this ratio is distorted because all of the liabilities are included in the calculation while Travelers Indemnity's significant investment in affiliates, which increased in 1997, is excluded from liquid assets. For 1996, both the two-year overall operating ratio and the two-year reserve development to surplus ratios were outside the usual range for Travelers Casualty and Surety Company ("Travelers Casualty") and The Standard Fire Insurance Company ("Standard Fire") because of actions taken during 1996 and 1995 to strengthen reserves for environmental and asbestos-related claims. Both Travelers Casualty and Standard Fire have been members of the Travelers Property Casualty pool since January 1, 1997. In addition, in 1996, the change in writings ratio produced an unusual value for Standard Fire and the estimated current reserve deficiency to surplus ratio was outside the usual range for Travelers C&S of America, both as a result of a decision in 1995 to combine the Aetna P&C's two intercompany pooling arrangements (one for Personal Lines and one for Commercial Lines) into one pool. If these two ratios were recalculated to have all items reflect the new agreement, the ratios would not produce unusual values. Concurrent with the change in the intercompany pooling arrangements, capital was reallocated among Aetna P&C insurers, which resulted in an unusual value in the change in surplus ratio for Standard Fire.

         The following table sets forth information regarding the premium to surplus ratios of the Company. For informational purposes only, the table includes Aetna P&C for all periods presented.

             SCHEDULE OF PREMIUM TO SURPLUS RATIOS (STATUTORY BASIS)

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1998        1997         1996
                                               -------      ------       ------
                                                     (Dollars in millions)
Net written premiums                            $8,104      $7,832       $7,343
Capital and surplus                              7,079       6,188        5,423
Ratio of net written premiums to capital
   and surplus                                    1.14x       1.27x        1.35x

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

         The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1998, all of the Company's property-casualty insurance companies had adjusted capital in excess of amounts requiring company or regulatory action at any of the four levels.

         FEDERAL REGULATION

         Citigroup is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the "BHCA"). For a discussion of the BHCA and its application to the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 of Notes to Consolidated Financial Statements.

         Although the federal government does not directly regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. Legislation has been introduced in Congress during the past several sessions that, if enacted, would result in substantially greater federal regulation of the insurance business. Current and proposed federal measures that may affect the property and casualty industry may include: possible changes to the tax laws governing property and casualty insurance companies; proposals regarding natural disaster protection, tort reform (including limits to product liability lawsuits) and the use of credit history; and the enforcement of territorial underwriting in Personal Lines. In addition, proposed legislation has been introduced in Congress from time to time that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks.

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

OTHER OPERATIONS

         Other Operations consists primarily of financing costs associated with the Acquisition.

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

         At December 31, 1998, the Company had approximately 20,000 full-time and 670 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

         SOURCE OF FUNDS

         For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Note 8 of Notes to Consolidated Financial Statements.

         TAXATION

         For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9 of Notes to Consolidated Financial Statements.

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For financial information regarding industry segments of the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 of Notes to Consolidated Financial Statements.

         EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company are indicated below. Ages are given as of March 3, 1999.

                                                                                    OFFICER
NAME                      AGE       POSITIONS                                       SINCE
----                      ---       ---------                                       -----
Jay S. Fishman            46        President and Chief Executive Officer            1996
Charles J. Clarke         63        Vice Chairman; Chairman - Commercial             1996
                                       Lines
J. David Gibbs            44        President and Chief Executive Officer -          1999
                                       Claim Services
Joseph P. Kiernan         58        Chairman and Chief Executive Officer -           1996
                                       Bond Specialty
Anil M. Khanna            42        Chief Executive Officer - Personal Lines         1998
Ronald E. Foley           53        Chairman and Chief Executive Officer -           1996
                                       Risk Management
William P. Hannon         50        Chief Financial Officer                          1996
James M. Michener         46        Senior Vice President, General Counsel and       1996
                                       Secretary
Thomas P. Shugrue         41        Vice President and Chief Accounting              1996
                                       Officer

         Mr. Fishman was named President and Chief Executive Officer of the Company in October 1998. Since January 1998 he has also served as Chief Executive Officer of Commercial Lines, and from October 1996 through October 1998 he also served as President of Commercial Lines. From October 1996 through January 1998, he also served as Chief Operating Officer of Commercial Lines. Mr. Fishman was Vice Chairman of the Company from January 1996 through October 1998, and from January 1996 through January 1998 he was the Chief Administrative Officer of the Company. Mr. Fishman has also served as Vice Chairman of The Travelers Insurance Group Inc. since September 1995, and has been Chief Financial Officer and Chief Administrative Officer of that Company since December 1993 and June 1996, respectively. Mr. Fishman was a Senior Vice President of Travelers Group from October 1991 through October 1998, and Treasurer of Travelers Group from 1991 to December 1993. From 1989 to 1991, he held various other positions with Travelers Group and its subsidiaries.

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

         Mr. Gibbs was named President and Chief Executive Officer - Claim Services in January 1999, and served as Executive Vice President - Claim Services from December 1996 through January 1999. Prior to joining the Company, Mr. Gibbs was Senior Vice President of Product

Services and Regulation at American International Group ("AIG"). From 1990 to 1996, Mr. Gibbs held various positions with AIG.

         Mr. Kiernan has been Chairman and Chief Executive Officer - Bond Specialty of the Company since March 1996. From 1989 to March 1996, Mr. Kiernan was Vice President of Aetna's bond business and has worked in the bond business lines at Aetna since 1963. From June 1995 to March 1996, Mr. Kiernan was Vice President of Standard Commercial Accounts of Aetna.

         Mr. Khanna has been Chief Executive Officer - Personal Lines of the Company since October 1998. He was, from 1986 to 1998, a Senior Vice President of Citibank, N.A. From 1982 until 1986, he was Engagement Manager at McKinsey & Co.

         Mr. Foley has been Chairman and Chief Executive Officer - Risk Management of the Company since January 1996. Mr. Foley served as Chairman of Personal Lines of Travelers P&C from 1994 until his present appointment and from 1987 to 1991, and served as Chief Financial Officer of The Travelers Corporation from 1991 through 1993.

         Mr. Hannon has been Chief Financial Officer of the Company since January 1996. Prior to joining the Company, Mr. Hannon served as Deputy Managing Partner of the Financial Services practice of KPMG LLP, which he joined in 1969, and also served as a member of the firm's Securities and Exchange Commission reviewing partner's committee.

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

Assumed reinsurance..................   Insurance risks acquired from a ceding
                                        company.

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

Ceded reinsurance....................   Insurance risks transferred to another
                                        company as reinsurance. See
                                        "Reinsurance."

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

Commercial lines.....................   The various kinds of property and
                                        casualty insurance that are written for
                                        businesses.

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

Deferred acquisition costs...........   Primarily commissions and premium taxes,
                                        which vary with and are primarily
                                        related to the production of new
                                        business, are deferred and amortized to
                                        achieve a matching of revenues and
                                        expenses when reported in financial
                                        statements prepared in accordance with
                                        GAAP.

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

Excess liability.....................   Additional casualty coverage above a
                                        layer of insurance exposures.

Excess of loss reinsurance...........   Reinsurance that indemnifies the
                                        reinsured against all or a specified
                                        portion of losses under a specified
                                        dollar amount or "retention."

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

Fidelity and surety programs..........  Insurance which guarantees performance of an obligation or indemnifies for loss due to embezzlement or wrongful abstraction of money, securities or other property.

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

Incurred but not reported
       ("IBNR") reserves.............   Reserves for estimated losses and LAE
                                        that have been incurred but not yet
                                        reported to the insurer.

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

ITEM 2.       PROPERTIES.

         The Company's executive offices are located in Hartford, Connecticut. The Company rents from an affiliate of Citigroup approximately 1,030,000 square feet of office space in Hartford, Connecticut, under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by the Company for additional five-year terms. Under certain circumstances, the Company may be required to purchase the leased premises. In addition, the Company leases 199 field offices totaling approximately 4,920,000 square feet throughout the United States under leases or subleases with third parties. The Company also rents from Aetna approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004.

         The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS.

         This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

         Beginning in January 1997, sixteen purported class actions and one multi-party suit were commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"). The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on certain loss-sensitive workers' compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. Actions have been commenced in the following jurisdictions: Georgia (El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al. and FFE Transportation Services, Inc. et al. v. NCCI, et al.); Tennessee (El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Management Corp., et al. v. The Aetna Casualty and Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. The Aetna Casualty and Surety Company, et al.); Illinois (Hill-Behan Lumber Co v. Hartford Insurance Co. et al. and CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. The Aetna Casualty and Surety Company, et al.); Missouri (Hill-Behan Lumber Corp., et al. v. Hartford Insurance Co., et al.); California (Dal-Tile Corp., et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (American Association of Retired Persons, et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp., et al.); New York (Burnham Service Corp.
v. NCCI, et al.); and Arizona (Albany International Corp. v. American National Fire Insurance Company, et al.). The Company has vigorously defended all of the above-mentioned cases, and intends to continue doing so.

         In February 1998, the Georgia state court dismissed the El Chico Restaurants lawsuit. Plaintiffs in that case have appealed. In April 1998, the plaintiffs in the Hill-Behan Lumber lawsuit in Illinois voluntarily dismissed that case with prejudice. In August 1998, the Florida federal court dismissed the Bristol Hotel Management case and plaintiffs have appealed. In November 1998, the state court in California granted the Company's motion to dismiss the Dal-Tile Corp. case and granted plaintiffs leave to replead. In December 1998, the Pennsylvania state court in Foodarama Supermarkets granted objections to certain allegations of the complaint. In January 1999, the Arizona federal court dismissed in part the Albany International Corp. action; the Tennessee court in El Chico Restaurants granted defendants' motions to dismiss; and the Illinois state court dismissed in part the pending complaint in CR/PL Management. The Company is awaiting decisions on motions to dismiss filed in Missouri, New Jersey, Michigan, and Kentucky.

         In the ordinary course of business, certain of the Company's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances. The conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict legal and legislative changes and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of current reserves. The magnitude of these additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

         The Company is involved in numerous other lawsuits (other than environmental and asbestos claims) arising, from the most part, in the ordinary course of business operations either as a liability insurer defending third-party claims brought against its insureds or an insurer defending coverage claims brought against it. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is listed on the NYSE under the symbol "TAP." There is no established public trading market for the Company's Class B Common Stock. The high and low sale prices, as reported on the consolidated transaction reporting system, for the Class A Common Stock for the periods indicated, and the dividends per share, are set forth on the following page:

                                                1997                                          1998                     1999
                             --------------------------------------------  ----------------------------------------   ------
                                1ST Q     2ND Q     3RD Q      4TH Q         1ST Q    2ND Q    3RD Q         4TH Q     1ST Q*
                             ---------- --------- ---------- ----------    --------  -------  --------   ----------   ------
Class A Common
Stock Price
High                         $39.625    $40.375    $43.563    $45.000      $46.063   $45.625    $45.750    $35.500    $38.500
Low                          $31.750    $31.375    $37.875    $34.875      $39.125   $38.750    $29.625    $24.125    $28.188

Dividends per
Share of Class A Common
Stock                        $  .075    $  .075    $  .075    $  .075      $   .10   $   .10    $   .10    $   .10    $  .125

----------------------------
* Through March 3, 1999

         At March 3, 1999, the Company had approximately 1,259 holders of record of its Class A Common Stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. At March 3, 1999, TIGI was the sole holder of record of the Company's Class B Common Stock.

         For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA.

         See "Five-Year Summary of Selected Financial Data" on page 17 of the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1998 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1998 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 58 of the 1998 Annual Report, which material is included as part of Exhibit 13 to this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information on the directors of the Company, see the material under the caption "Election of Directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 20, 1999, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein. For information on compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, see the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, incorporated herein by reference.

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

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.

     (a)      Documents filed as a part of the report:

          (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (3)  Exhibits:

                See Exhibit Index.

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed during the fourth quarter of 1998.

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

4.02.1 Shareholders Agreement, dated as of April 2, 1996, by and among the Company, The Travelers Insurance Group Inc., Aetna Life and Casualty Company (now known as Aetna Services, Inc.), J.P. Morgan Capital Corporation, The Trident Partnership, L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

4.02.2 Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership, L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to Exhibit
                          4.02.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-14328) (the "Company's 1997 10-K").

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------

10.01* Travelers Property Casualty Corp. Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-14328).

10.02* Travelers Property Casualty Corp. 1996 Executive Option Plan (as amended through March 7, 1997), incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-14328) (the "Company's 1996 10-K").

10.03* Travelers Property Casualty Corp. Executive Performance Compensation Plan (as amended through March 7, 1997), incorporated by reference to Exhibit
                          10.04 to the Company's 1996 10-K.

10.04* Travelers Property Casualty Corp. 1996 Deferred Compensation Plan for Non-Employee Directors (as amended through September 25, 1996), incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (File No. 1-14328).

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

10.08* Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996), incorporated by reference to Exhibit 10.04 to Citigroup Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9934) (the "Citigroup 1998 10-K").

10.09 TAPC Tax Allocation Agreement, effective as of January 1, 1996 among Travelers Group Inc., The Travelers Insurance Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

10.10 Lease for office space at CityPlace, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

10.11 Lease for office space in Hartford, Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Company's 1996 10-K.

10.12* Letter Agreement, dated November 17, 1996, between the Company and Stanton F. Long, incorporated by reference to Exhibit 10.15 to the Company's 1996 10-K.

10.13* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended December 10, 1998), incorporated by reference to Exhibit 10.10 to the Citigroup 1998 10-K.

11.01+                    Computation of Earnings Per Share.

12.01+                    Computation of Ratio of Earnings to Fixed Charges.

13.01+ Pages 17 through 59 of the 1998 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1998 Annual Report to Stockholders).

21.01+                    Subsidiaries of the Registrant.

23.01+                    Consent of KPMG LLP, Independent Certified Public
                          Accountants.

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------

24.01+                    Powers of Attorney.

27.01+                    Financial Data Schedule.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 1998 for the Travelers Group 401(k) Savings Plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1998 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

-------------------

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1999.

                                        TRAVELERS PROPERTY CASUALTY CORP.

                                        (Registrant)

                                        By:       /s/ Jay S. Fishman
                                           ------------------------------------
                                             Jay S. Fishman, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March, 1999.

           SIGNATURE                                 TITLE
           ---------                                 -----

      /s/ Jay S. Fishman        President and Chief Executive Officer (Principal
 -----------------------------          Executive Officer) and Director
        Jay S. Fishman

     /s/ William P. Hannon                  Chief Financial Officer
-------------------------------          (Principal Financial Officer)
       William P. Hannon

     /s/ Thomas P. Shugrue        Vice President and Chief Accounting Officer
-------------------------------           (Principal Accounting Officer)
       Thomas P. Shugrue

               *                                    Director
--------------------------------
      Kenneth J. Bialkin

               *                                    Director
--------------------------------
      Leslie B. Disharoon

               *                             Chairman and Director
--------------------------------
        Robert I. Lipp

               *                                    Director
--------------------------------
        Dudley C. Mecum

           SIGNATURE                                 TITLE
           ---------                                 -----


--------------------------------                    Director
      Roberto G. Mendoza

               *                                    Director
--------------------------------
        Frank J. Tasco

               *                                    Director
--------------------------------
       Sanford I. Weill

               *                                    Director
--------------------------------
         Arthur Zankel

*By:    /s/ Jay S. Fishman
--------------------------------
           Jay S. Fishman
           Attorney-in-fact

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES *

                                                                                           Incorporated
                                                                                         by Reference from
                                                                                        the Company's 1998
                                                                                         Annual Report to
                                                                          Page            Stockholders at
                                                                         Herein           Page Indicated
                                                                         ------           --------------
Independent Auditors' Report                                               F-2                  59

Consolidated Statement of Income for the years ended
   December 31, 1998, 1997 and 1996                                                             34

Consolidated Balance Sheet at December 31, 1998 and 1997                                        35

Consolidated Statement of Changes in Stockholders' Equity
   for the years ended December 31, 1998, 1997 and 1996                                         36

Consolidated Statement of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                                             37

Notes to Consolidated Financial Statements                                                     38-58

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

                          Independent Auditors' Report

The Board of Directors and Stockholders
Travelers Property Casualty Corp.:

Under date of January 25, 1999, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are incorporated by reference in the December 31, 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
January 25, 1999

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME

                                                                            For the period
                                                   For the year            January 16, 1996
                                                ended December 31,          to December 31,
                                          ------------------------------   ----------------
                                              1998             1997              1996
                                              ----             ----              ----
REVENUES
Net investment income and other            $      14         $       9        $       2

EXPENSES
Interest                                         163               165              120
Other                                              4                 7               36
                                           ---------         ---------        ---------
                                                 167               172              156
                                           ---------         ---------        ---------
Loss before federal income tax benefit
  and equity in net income
  of subsidiaries                               (153)             (163)            (154)
Federal income tax benefit                        54                59               54
                                           ---------         ---------        ---------
Loss before equity in net income
  of subsidiaries                                (99)             (104)            (100)
Equity in net income of subsidiaries           1,442             1,340              491
                                           ---------         ---------        ---------
Net income                                 $   1,343         $   1,236        $     391
                                           =========         =========        =========

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

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                                          December 31,
                                                                      1998           1997
                                                                   ----------     ----------
ASSETS
Short-term securities                                              $      154     $       11
Investment in subsidiaries at equity                                   11,234         10,122
Deferred federal income taxes                                              14             14
Other assets                                                               11              8
                                                                   ----------     ----------
                  Total assets                                     $   11,413     $   10,155
                                                                   ==========     ==========
LIABILITIES
Commercial paper                                                   $        -     $      108
Long-term debt                                                          2,177          2,177
Other liabilities                                                         111             93
                                                                   ----------     ----------
                  Total liabilities                                     2,288          2,378
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY
Common Stock:

     Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued and outstanding                             1              1
     Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                            3              3
Additional paid-in capital                                              5,479          5,473
Retained earnings                                                       3,052          1,866
Accumulated other changes in equity from nonowner sources                 921            722
Treasury stock, at cost (shares, 8,544,687 and 7,314,688)                (298)          (266)
Unearned compensation                                                     (33)           (22)
                                                                   ----------     -----------
                  Total stockholders' equity                            9,125          7,777
                                                                   ----------     ----------
                  Total liabilities and stockholders' equity       $   11,413     $   10,155
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

                                                                     SCHEDULE II

                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                                               For the period
                                                                                         For the year         January 16, 1996
                                                                                      ended December 31,       to December 31,
                                                                                      1998         1997             1996
                                                                                    ----------   ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   1,343    $   1,236         $    391
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Equity in net income of subsidiaries                                            (1,442)      (1,340)            (491)
       Dividends received from consolidated subsidiaries                                  540          340              299
       Amortization expense                                                                 2            2                1
       Deferred federal income tax benefit                                                  1           (2)             (12)
       Federal income taxes receivable                                                      2           32              (32)
       Other assets                                                                        (3)           -              (14)
       Other liabilities                                                                   (6)           6               52
                                                                                    ----------   ---------         --------
         Net cash provided by operating activities                                        437          274              194
                                                                                    ---------    ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital contribution to subsidiaries                                                     -            -             (710)
   Short-term securities, purchases, net                                                 (143)          (5)              (6)
   Business acquisition                                                                     -            -           (4,160)
                                                                                    ---------    ---------         --------
         Net cash used in investing activities                                           (143)          (5)          (4,876)
                                                                                    ---------    ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance (repayment) of commercial paper, net                                         (108)          83               25
   Issuance of long-term debt                                                               -            -            2,177
   Borrowings on revolving line of credit                                                   -            -            2,650
   Payments on revolving line of credit                                                     -            -           (2,650)
   Contributions from TIGI                                                                  -            -            1,138
   Purchase of treasury stock                                                             (62)        (268)             (13)
   Private offering of common stock                                                         -            -              525
   Initial public offering of common stock                                                  -            -              928
   Issuance of Series Z preferred stock                                                     -            -              540
   Redemptions of Series Z preferred stock                                                  -            -             (540)
   Fees paid on behalf of subsidiaries                                                      -            -              (33)
   Dividends on Series Z preferred stock                                                    -            -               (4)
   Restricted stock issuance                                                               33           34                -
   Dividends to TIGI                                                                     (131)         (98)             (49)
   Dividends to minority shareholders                                                     (26)         (21)             (11)
                                                                                    ---------    ---------         --------
         Net cash provided by (used in) financing activities                             (294)        (270)           4,683
                                                                                    ---------    ---------         --------
   Net increase (decrease) in cash                                                          -           (1)               1
   Cash at beginning of period                                                              -            1                -
                                                                                    ---------    ---------         --------
   Cash at end of period                                                                    -    $       -         $      1
                                                                                    =========    =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for interest                                         $     163    $     163         $    100
                                                                                    =========    =========         ========
   Cash received during the period for taxes                                        $      57    $      79         $     10
                                                                                    =========    =========         ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.  GENERAL

    Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Citigroup Inc. (formerly Travelers Group Inc.)) was organized on January 16, 1996. In April 1996, TIGI contributed The Travelers Indemnity Company and its subsidiaries to TAP. In addition, TAP purchased all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company for a purchase price of approximately $4.2 billion in cash.

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

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1998
                                  (In millions)

Segment                 Deferred policy     Claims and        Unearned    Premium       Net
                       acquisition costs    claim adjust-     premiums    revenue   investment
                                            ment expense                              income
                                            reserves                                   (a)
------------------------------------------------------------------------------------------------
Commercial
   Lines                    $   292          $26,702          $ 2,597     $ 4,525     $ 1,709

Personal
   Lines                        226            2,709            1,569       3,271         389
                            -------          -------          -------     -------     -------

Total - Reportable
   Segments                     518           29,411            4,166       7,796       2,098

Other                          --                178             --          --             2
                            -------          -------          -------     -------     -------

Consolidated                $   518          $29,589          $ 4,166     $ 7,796     $ 2,100
                            =======          =======          =======     =======     =======


                                       Amortization
Segment                  Claims        of deferred       Other           Premiums
                        and claim        policy        operating         written
                        adjustment     acquisition      expenses
                         expenses         costs          (b)
---------------------------------------------------------------------------------
Commercial
   Lines                  $ 3,766       $   645          $   916          $ 4,614

Personal
   Lines                    2,181           552              372            3,490
                          -------       -------          -------          -------

Total - Reportable
   Segments                 5,947         1,197            1,288            8,104

Other                        --            --                182             --
                          -------       -------          -------          -------

Consolidated              $ 5,947       $ 1,197          $ 1,470          $ 8,104
                          =======       =======          =======          =======


(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1997

                                  (In millions)

Segment                 Deferred policy     Claims and       Unearned     Premium         Net
                       acquisition costs    claim adjust-    premiums      revenue     investment
                                            ment expense                               income
                                            reserves                                   (a)
-------------------------------------------------------------------------------------------------

Commercial
   Lines                    $   309          $27,356          $ 2,519      $ 4,308    $ 1,695

Personal
   Lines                        192            2,782            1,348        2,917        353
                            -------          -------          -------      -------    -------

Total - Reportable
   Segments                     501           30,138            3,867        7,225      2,048

Other                          --                186             --            --           3
                            -------          -------          -------      -------    -------
Consolidated                $   501          $30,324          $ 3,867      $ 7,225    $ 2,051
                            =======          =======          =======      =======    =======


                                     Amortization
Segment                  Claims      of deferred       Other         Premiums
                        and claim      policy         operating      written
                       adjustment    acquisition      expenses
                        expenses        costs           (b)
----------------------------------------------------------------------------

Commercial
   Lines                 $ 3,631       $   622          $   980       $ 4,758

Personal
   Lines                   1,853           505              366         3,074
                         -------       -------          -------       -------

Total - Reportable
   Segments                5,484         1,127            1,346         7,832

Other                        --            --               202          --
                         -------       -------          -------       -------
Consolidated             $ 5,484       $ 1,127          $ 1,548       $ 7,832
                         =======       =======          =======       =======


(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1996

                                  (In millions)


Segment                 Deferred policy     Claims and        Unearned    Premium         Net
                       acquisition costs    claim adjust-     premiums    revenue     investment
                                            ment expense                               income
                                            reserves                                   (a)
--------------------------------------------------------------------------------------------------
Commercial
   Lines                    $   253          $28,017          $ 2,303      $ 3,695     $ 1,343

Personal
   Lines                        173            2,952            1,251        2,323         311
                            -------          -------          -------      -------     -------

Total - Reportable
   Segments                     426           30,969            3,554        6,018       1,654

Other                          --                208             --             10           2
                            -------          -------          -------      -------     -------
Consolidated                $   426          $31,177          $ 3,554      $ 6,028     $ 1,656
                            =======          =======          =======      =======     =======


                                     Amortization
Segment                  Claims        of deferred       Other         Premiums
                       and claim         policy         operating      written
                       adjustment     acquisition       expenses
                        expenses         costs            (b)
-------------------------------------------------------------------------------
Commercial
   Lines                 $ 3,679       $   533          $ 1,081          $ 3,973

Personal
   Lines                   1,599           373              294            2,359
                         -------       -------          -------          -------

Total - Reportable
   Segments                5,278           906            1,375            6,332

Other                          4          --                147               10
                         -------       -------          -------          -------
Consolidated             $ 5,282       $   906          $ 1,522          $ 6,342
                         =======       =======          =======          =======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholders' equity, which is allocated based on assigned capital.

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

                                   SCHEDULE VI

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

 Supplementary Information Concerning Property-Casualty Insurance Operations (1)

                                    1996-1998

                                  (In millions)

                                                      Reserves for
                                                        unpaid        Discount
                                         Deferred        claims        from
 Affiliation                             policy        and claim      reserves
  with                                 acquisition    adjustment     for unpaid     Unearned      Earned
registrant                                costs        expenses      claims (2)     premiums     premiums
----------                            ------------    -----------    -----------    --------     --------

1998 Consolidated property -
         casualty operations          $   518          $29,411          $   781     $ 4,166      $ 7,796


1997 Consolidated property -
         casualty operations          $   501          $30,138          $   912     $ 3,867      $ 7,225


1996 Consolidated property -
         casualty operations          $   426          $30,969          $ 1,012     $ 3,554      $ 6,018


                                                       Claims and
                                                      claim adjust-
                                                      ment expenses           Amortization
                                                   incurred related to:        of deferred      Paid claims
 Affiliation                             Net       --------------------          policy          and claim
  with                                investment   Current      Prior         acquisition       adjustment      Premiums
registrant                              income      year         year             costs          expenses       written
----------                            ----------   -------     --------      --------------    -------------   ----------

1998 Consolidated property -
         casualty operations           $ 2,098      $ 6,057      $  (323)       $ 1,197          $ 6,377       $ 8,104


1997 Consolidated property -
         casualty operations           $ 2,048      $ 5,730      $  (492)       $ 1,127          $ 5,648       $ 7,832


1996 Consolidated property -
         casualty operations           $ 1,654      $ 4,839      $   192        $   906          $ 5,057       $ 6,332


(1)    Excludes accident and health business.

(2)    See "Discounting" on page 17.