Form 10-Q
period 1999-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1999-05-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (860) 277-0111
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF APRIL 30, 1999:

                   CLASS A                         63,343,586
                   CLASS B                        328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                                 Page No.
                                                                                 --------
           Condensed Consolidated Statement of Income (Unaudited) -
              Three Months Ended March 31, 1999 and 1998                             3

           Condensed Consolidated Balance Sheet - March 31, 1999 (Unaudited)
              and December 31, 1998                                                  4

           Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Unaudited) -
              Three Months Ended March 31, 1999                                      5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 1999 and 1998                             6

           Notes to Condensed Consolidated Financial Statements (Unaudited)          7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      12


                           Part II - Other Information

Item 1.    Legal Proceedings                                                        23

Item 4.    Submission of Matters to a Vote of Security Holders                      23

Item 6.    Exhibits and Reports on Form 8-K                                         23

Exhibit Index                                                                       24

Signatures                                                                          25

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)



For the Three Months Ended March 31,                                           1999         1998
------------------------------------                                           ----         ----
REVENUES
Premiums                                                                     $ 1,965      $ 1,898
Net investment income                                                            503          508
Fee income                                                                        67           82
Realized investment gains                                                         16           66
Other revenues                                                                    22           40
                                                                             -------      -------
   Total revenues                                                              2,573        2,594
                                                                             -------      -------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                           1,459        1,441
Amortization of deferred acquisition costs                                       315          286
Interest expense                                                                  40           41
General and administrative expenses                                              308          340
                                                                             -------      -------
   Total claims and expenses                                                   2,122        2,108
                                                                             -------      -------

Income before federal income taxes and cumulative effect
   of changes in accounting principles                                           451          486
Federal income taxes                                                             117          139
                                                                             -------      -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES              334          347
Cumulative effect of change in accounting for insurance-related
   assessments, net of tax                                                      (160)        --
Cumulative effect of change in accounting for insurance and
   reinsurance contracts that do not transfer insurance risk, net of tax          27         --
                                                                             -------      -------
NET INCOME                                                                   $   201      $   347
                                                                             =======      =======

BASIC EARNINGS PER SHARE
Income before cumulative effect of changes in accounting principles          $  0.85      $  0.88
Cumulative effect of changes in accounting principles                          (0.34)        --
                                                                             -------      -------
Net income                                                                   $  0.51      $  0.88
                                                                             =======      =======

Weighted average number of common shares outstanding                           389.6        392.2
                                                                             -------      -------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in accounting principles          $  0.85      $  0.88
Cumulative effect of changes in accounting principles                          (0.34)        --
                                                                             -------      -------
Net income                                                                   $  0.51      $  0.88
                                                                             =======      =======
Weighted average number of common shares outstanding
   and common stock equivalents                                                390.5        392.6
                                                                             =======      =======


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          1999               1998
                                                                                       (UNAUDITED)
                                                                                        ---------         ------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $26,499 and $26,580)          $ 27,543           $ 27,977
Equity securities, at fair value (cost, $995 and $796)                                     1,018                828
Mortgage loans                                                                               550                574
Real estate held for sale                                                                     81                 83
Short-term securities                                                                      1,872              1,597
Other investments                                                                            892                827
                                                                                        --------           --------
   Total investments                                                                      31,956             31,886
                                                                                        --------           --------

Cash                                                                                          51                 62
Investment income accrued                                                                    403                409
Premium balances receivable                                                                2,894              2,901
Reinsurance recoverables                                                                   9,286              9,153
Deferred acquisition costs                                                                   527                518
Deferred federal income taxes                                                              1,294              1,109
Contractholder receivables                                                                 2,064              2,019
Goodwill                                                                                   1,447              1,457
Other assets                                                                               2,031              1,760
                                                                                        --------           --------
   Total assets                                                                         $ 51,953           $ 51,274
                                                                                        ========           ========

LIABILITIES
Claims and claim adjustment expense reserves                                            $ 29,554           $ 29,589
Unearned premium reserves                                                                  4,266              4,166
Contractholder payables                                                                    2,064              2,019
Long-term debt                                                                             1,250              1,250
Other liabilities                                                                          4,898              4,225
                                                                                        --------           --------
   Total liabilities                                                                      42,032             41,249
                                                                                        --------           --------

TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                                 900                900
                                                                                        --------           --------

STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued                                                                1                  1
   Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                               3                  3
Additional paid-in capital                                                                 5,479              5,479
Retained earnings                                                                          3,204              3,052
Accumulated other changes in equity from nonowner sources                                    688                921
Treasury stock, at cost (shares, 9,018,533 and 8,544,687)                                   (313)              (298)
Unearned compensation                                                                        (41)               (33)
                                                                                        --------           --------
   Total stockholders' equity                                                              9,021              9,125
                                                                                        --------           --------
   Total liabilities and stockholders' equity                                           $ 51,953           $ 51,274
                                                                                        ========           ========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)


For the Three Months Ended March 31, 1999

                                                                    DOLLARS               SHARES
                                                                    -------               ------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                               CLASS A           CLASS B
                                                                                -----------      -----------
Balance, beginning and end of period                              $   5,483      72,393,407      328,020,170
                                                                  ---------

RETAINED EARNINGS
Balance, beginning of period                                          3,052
Net income                                                              201
Dividends                                                               (49)
                                                                  ---------
Balance, end of period                                                3,204
                                                                  ---------

ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                            921
Net unrealized loss on securities                                      (235)
Foreign currency translation adjustments                                  2
                                                                  ---------
Balance, end of period                                                  688
                                                                  ---------
TREASURY STOCK (AT COST)
Balance, beginning of period                                           (298)     (8,544,687)               -
Net Capital Accumulation Plan grants                                     14         472,654                -
Treasury stock acquired                                                 (29)       (946,500)               -
                                                                  ---------     -----------      -----------
Balance, end of period                                                 (313)     (9,018,533)               -
                                                                  ---------     -----------      -----------

UNEARNED COMPENSATION
Balance, beginning of period                                            (33)
Net issuance of restricted stock under
   Capital Accumulation Plan                                            (14)
Restricted stock amortization                                             6
                                                                  ---------
Balance, end of period                                                  (41)
                                                                  ---------     -----------      -----------
   Total stockholders' equity and shares outstanding              $   9,021      63,374,874      328,020,170
                                                                  =========     ===========      ===========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)


For the Three Months Ended March 31,                          1999              1998
------------------------------------                          ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   129           $   340
                                                            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                           345               382
     Mortgage loans                                              45                70
   Proceeds from sales of investments
     Fixed maturities                                         1,833             2,388
     Equity securities                                          148               167
     Real estate held for sale                                    5                33
   Purchase of investments
     Fixed maturities                                        (2,061)           (3,089)
     Equity securities                                         (210)              (59)
     Mortgage loans                                              (1)              (10)
   Short-term securities, net                                  (275)             (566)
   Other investments, net                                      (186)              (42)
   Securities transactions in course of settlement              295               523
                                                            -------           -------
         Net cash used in investing activities                  (62)             (203)
                                                            -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of commercial paper, net                           --                 (79)
   Purchase of treasury stock                                   (29)             --
   Dividend to TIGI                                             (41)              (33)
   Dividend to minority shareholders                             (8)               (6)
                                                            -------           -------
         Net cash used in financing activities                  (78)             (118)
                                                            -------           -------

Net increase (decrease) in cash                                 (11)               19
Cash at beginning of period                                      62                47
                                                            -------           -------
Cash at end of period                                       $    51           $    66
                                                            =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid (refunded)                             $    14           $   (10)
   Interest paid                                            $    25           $    26
                                                            =======           =======


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct majority-owned subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect majority-owned subsidiary of Citigroup Inc. (Citigroup) (see note 8)) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-7, "Deposit Accounting:
     Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. This SOP does not address when deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. The effect of initially adopting SOP 98-7 is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 98-7, the Company recorded a benefit of $27 million after tax, reflected as a cumulative catch-up adjustment. Aside from the initial impact at adoption, this SOP is not expected to have a significant impact on results of operations, financial condition or liquidity.

     Effective January 1, 1999, the Company adopted the AcSEC Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of the initial adoption of this SOP is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 97-3, the Company recorded a charge of $160 million after tax, reflected as a cumulative catch-up adjustment. Aside from the initial impact at adoption, this SOP is not expected to have a significant impact on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

3.   Segment Information

                                                                                                    TOTAL
                                                        COMMERCIAL            PERSONAL         REPORTABLE
(at and for the quarter ended March 31, in millions)         LINES               LINES           SEGMENTS
----------------------------------------------------    ----------            --------         ----------
1999
Revenues
  Premiums                                                 $ 1,073             $   892            $ 1,965
  Net investment income                                        413                  90                503
  Fee income                                                    67                --                   67
  Realized investment gains (losses)                            18                  (2)                16
  Other                                                          8                  14                 22
                                                           -------             -------            -------
    Total revenues                                         $ 1,579             $   994            $ 2,573
                                                           =======             =======            =======

Operating income (1)                                       $   245             $   109            $   354
Assets                                                      44,130               7,564             51,694
                                                           -------             -------            -------
1998
Revenues
  Premiums                                                 $ 1,127             $   771            $ 1,898
  Net investment income                                        413                  95                508
  Fee income                                                    82                --                   82
  Realized investment gains                                     54                  12                 66
  Other                                                         21                  15                 36
                                                           -------             -------            -------
    Total revenues                                         $ 1,697             $   893            $ 2,590
                                                           =======             =======            =======

Operating income (1)                                       $   225             $   108            $   333
Assets                                                      44,375               7,162             51,537
                                                           =======             =======            =======


(1) Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

     BUSINESS SEGMENT RECONCILIATION

(for the quarter ended March 31, in millions)                        1999            1998
--------------------------------------------                         ----            ----
INCOME RECONCILIATION, NET OF TAX
Total operating income for reportable segments                      $ 354           $ 333
Other operating loss (1)                                              (30)            (29)
Realized investment gains                                              10              43
Cumulative effect of changes in accounting for:
  Insurance-related assessments                                      (160)           --
  Insurance and reinsurance contracts that do not transfer
    insurance risk                                                     27            --
                                                                    -----           -----
  Total consolidated net income                                     $ 201           $ 347
                                                                    =====           =====

(1) The primary component of the other operating loss is after-tax interest expense of $26 million and $27 million for 1999 and 1998, respectively.

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

(for the three months ended March 31, in millions)        1999            1998
--------------------------------------------------        ----            ----
Net income                                               $ 201           $ 347
Net unrealized loss on securities                         (235)            (22)
Foreign currency translation adjustments                     2              (2)
                                                         -----           -----
  Total changes in equity from nonowner sources          $ (32)          $ 323
                                                         =====           =====

5.   Earnings per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Capital Accumulation Plan and other restricted stock plans. For the three months ended March 31, 1999 and 1998, there was no significant effect on EPS from dilutive securities issued.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1999, this requirement was exceeded by approximately $4.3 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At March 31, 1999, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 1999, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP received $150 million of dividends from its insurance subsidiaries during the first three months of 1999.

7.   Commitments and Contingencies

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

     The reserves carried for environmental and asbestos claims at March 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.   Commitments and Contingencies, Continued

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

8.   Bank Holding Company Act of 1956 Restrictions

     Citigroup is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company (October 8, 1998) to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest.

     It is not expected that the restrictions of the BHCA will impede the Company's existing businesses in any significant respect, although the Company may be limited in its ability to make certain acquisitions. At this time, the Company believes that its compliance with the BHCA or other applicable laws will not have a significant adverse effect on its financial condition or results of operations.

     There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, the Company and Citigroup each will evaluate its alternatives in order to comply with whatever laws are then applicable.

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

On October 8, 1998, Citicorp merged with and into a newly formed wholly-owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger), the indirect owner of approximately 84% of the outstanding common stock of TAP. Following the Merger, Travelers Group changed its name to Citigroup Inc. (Citigroup).

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest.

It is not expected that the restrictions of the BHCA will impede the Company's existing businesses in any significant respect, although the Company may be limited in its ability to make certain acquisitions. At this time, the Company believes that its compliance with applicable laws associated with the Merger will not have a significant adverse effect on its financial condition or results of operations.

There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, the Company and Citigroup each will evaluate its alternatives in order to comply with whatever laws are then applicable.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
 (in millions, except per share data)                                        1999        1998
 ------------------------------------                                        ----        ----
Revenues ............................................................      $  2,573    $ 2,594
                                                                           --------    -------
Income before cumulative effect of changes in accounting principles .      $    334    $   347
Cumulative effect of changes in accounting principles ...............          (133)      --
                                                                           --------    -------
Net income (1) ......................................................      $    201    $   347
                                                                           --------    -------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles      $   0.85    $  0.88
  Cumulative effect of changes in accounting principles .............         (0.34)      --
                                                                           --------    -------
  Net income ........................................................      $   0.51    $  0.88
                                                                           --------    -------
  Weighted average number of common shares outstanding ..............        389.6       392.2
                                                                           --------    -------

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles      $   0.85    $  0.88
  Cumulative effect of changes in accounting principles .............         (0.34)      --
                                                                           --------    -------
  Net income ........................................................      $   0.51    $  0.88
                                                                           --------    -------
  Weighted average number of common
     shares outstanding and common stock equivalents ................         390.5      392.6
                                                                           --------    -------

(1) Net income includes $10 million and $43 million of realized investment gains in the three months ended March 31, 1999 and 1998, respectively.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income was $201 million in the first quarter of 1999 compared to $347 million in the first quarter of 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Operating earnings, which exclude realized investment gains and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, were $324 million or $0.83 per share in the first quarter of 1999, an increase of $20 million or $0.06 per share from $304 million or $0.77 per share in the first quarter of 1998. The increase in operating earnings was primarily the result of favorable prior-year reserve development in Commercial Lines and continued expense reductions, partially offset by increased weather-related losses.

Revenues of $2.573 billion in the first quarter of 1999 decreased $21 million from $2.594 billion in the first quarter of 1998. This decrease was primarily attributable to a $50 million decrease in realized investment gains, an $18 million decrease in other revenues and a $15 million decrease in fee income, mostly offset by a $67 million increase in earned premiums, due to increased production in Personal Lines.

Net investment income was $503 million in the first quarter of 1999, a decrease of $5 million from the first quarter of 1998, reflecting an increase in tax-exempt securities, partially offset by a higher level of invested assets in the first quarter of 1999.

Fee income in the first quarter of 1999 was $67 million, a $15 million decrease from the first quarter of 1998. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

Claims and expenses of $2.122 billion in the first quarter of 1999 increased $14 million from the first quarter of 1998. The increase was primarily the result of increased claims related to the growth in premiums, partially offset by a reduction in general and administrative expenses and favorable prior-year reserve development in Commercial Lines.

Excluding the cumulative effect of changes in accounting principles, the Company's effective federal tax rate was 26% in the first quarter of 1999 compared to 29% in the first quarter of 1998. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income. The rate in the first quarter of 1999 was less than the rate in the first quarter of 1998 primarily due to the Company's decision to invest more heavily in tax-exempt securities.

The statutory and GAAP combined ratios were as follows:

Three Months Ended March 31,                                    1999         1998
----------------------------                                    ----         ----
STATUTORY:
     Loss and loss adjustment expense (LAE) ratio ....          71.9%        72.9%
     Underwriting expense ratio ......................          28.0         28.3
     Combined ratio before policyholder dividends ....          99.9        101.2
     Combined ratio ..................................         100.4        101.9
                                                               -----        -----

GAAP:
     Loss and LAE ratio ..............................          71.7%        72.7%
     Underwriting expense ratio ......................          28.2         28.9
     Combined ratio before policyholder dividends ....          99.9        101.6
     Combined ratio ..................................         100.4        102.3
                                                               -----        -----

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 first quarter statutory and GAAP combined ratios include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first quarter of 1999 would have been 99.6% and 100.9%, respectively. The decrease in the first quarter of 1999 statutory and GAAP combined ratios before policyholder dividends excluding this adjustment compared to the first quarter of 1998 statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development, lower cumulative injury incurred losses and continued expense reductions in Commercial Lines, offset in part by higher weather-related losses and lower fee income in Commercial Lines, and a modest increase in medical costs and a decrease in favorable prior-year reserve development in Personal Lines.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

COMMERCIAL LINES

Three Months Ended March 31,                                               1999          1998
----------------------------                                               ----          ----
(in millions)
Revenues ..........................................................      $ 1,579       $ 1,697
                                                                         -------       -------
Income before cumulative effect of changes in accounting principles      $   257       $   260
Cumulative effect of changes in accounting principles .............         (133)         --
                                                                         -------       -------
Net income (1) ....................................................      $   124       $   260
                                                                         =======       =======

(1) Commercial Lines net income includes $12 million and $35 million of realized investment gains in the three months ended March 31, 1999 and 1998, respectively.

Net income was $124 million in the first quarter of 1999 compared to $260 million in 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $245 million in the first quarter of 1999 compared to $225 million in the first quarter of 1998. This increase was due to favorable prior-year reserve development, continued expense savings and lower cumulative injury incurred losses, partially offset by higher weather-related losses and a decrease in fee income. Operating results reflected the Company's long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Revenues were $1.579 billion in the first quarter of 1999 compared to $1.697 billion in the first quarter of 1998. This decrease primarily reflected lower earned premiums, lower realized investment gains and lower fee income.

Commercial Lines net written premiums in the first quarter of 1999 totaled $1.114 billion, down $98 million from $1.212 billion in the first quarter of 1998. This decrease reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Fee income in the first quarter of 1999 was $67 million compared to $82 million in the first quarter of 1998. The $15 million decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $150 million in the first quarter of 1999 compared to $186 million in the first quarter of 1998. The $36 million decrease was primarily due to a decrease in the Company's level of involuntary pool participation and the Company's continued disciplined approach to underwriting and risk management.

National Accounts new business was significantly lower in the first quarter of 1999 than in the first quarter of 1998. National Accounts business retention ratio was moderately lower in the first quarter of 1999 than in the first quarter of 1998. These decreases reflected the Company's continued disciplined approach to the highly competitive marketplace.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $444 million in the first quarter of 1999 compared to $463 million in the first quarter of 1998. The $19 million decrease reflected the Company's continued disciplined approach to underwriting and risk management, partially offset by the continued growth through programs designed to leverage underwriting experience in specific industries.

Commercial Accounts new business in the first quarter of 1999 was significantly lower than in the first quarter of 1998, reflecting the Company's focus on obtaining new accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately lower in the first quarter of 1999 than in the first quarter of 1998. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $372 million in the first quarter of 1999 compared to $379 million in the first quarter of 1998. The decrease in Select Accounts net written premiums reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

New premium business in Select Accounts was significantly lower in the first quarter of 1999 compared to the first quarter of 1998 reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the first quarter of 1999 and was virtually the same as that in the first quarter of 1998.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $148 million in the first quarter of 1999 compared to $184 million in the first quarter of 1998. This decrease primarily reflects a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $1.237 billion in the first quarter of 1999 were down from $1.338 billion in the first quarter of 1998. This decrease was due to favorable prior-year reserve development and continued expense savings in operations and in workers' compensation managed care delivery programs, partially offset by higher weather-related losses.

There were no catastrophe losses in the first quarter of 1999 and 1998.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended March 31,                                    1999         1998
                                                               -----        -----
STATUTORY:
     Loss and LAE ratio ..............................          76.2%        78.2%
     Underwriting expense ratio ......................          28.5         28.6
     Combined ratio before policyholder dividends ....         104.7        106.8
     Combined ratio ..................................         105.7        108.0
                                                               -----        -----

GAAP:
     Loss and LAE ratio ..............................          75.8%        77.9%
     Underwriting expense ratio ......................          31.1         30.2
     Combined ratio before policyholder dividends ....         106.9        108.1
     Combined ratio ..................................         107.9        109.3
                                                               -----        -----

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the first quarter of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the first quarter of 1998 statutory and GAAP combined ratios before policyholder dividends was due to favorable prior-year reserve development and lower cumulative injury incurred losses, partially offset by higher weather-related losses and lower fee income.

PERSONAL LINES

Three Months Ended March 31,                            1999                1998
----------------------------                            ----                ----
(in millions)
Revenues ...............................                $994                $893
Net income (1) .........................                $107                $116
                                                        ----                ----

(1) Personal Lines net income includes $2 million of realized investment losses in the three months ended March 31, 1999 and $8 million of realized investment gains in the three months ended March 31, 1998.

Personal Lines operating income, which excludes realized investment gains and losses, was $109 million in the first quarter of 1999 compared to $108 million in the first quarter of 1998. The 1999 results include an increase in income due to the growth in earned premiums, offset by higher losses due to a modest increase in medical costs and a decrease in favorable prior-year reserve development.

Revenues were $994 million in the first quarter of 1999 compared to $893 million in the first quarter of 1998. This increase primarily reflected an increase in earned premiums of $121 million, partially offset by lower realized investment gains (losses) and lower net investment income.

Net written premiums in the first quarter of 1999 were $912 million (excluding a one-time increase of $72 million due to the termination of a quota share reinsurance arrangement), compared to $806 million in the first quarter of 1998. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. The TRAVELERS SECURE(R) program markets Personal Lines products through the independent agents of Primerica Financial Services
(PFS), a unit of Citigroup. Business retention continued to be strong.

Personal Lines claims and expenses of $839 million in the first quarter of 1999 increased $118 million from the first quarter of 1998. This increase was primarily the result of higher losses associated with the growth in premiums and a modest increase in medical costs and a decrease in favorable prior-year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $8 million in the first quarter of 1999, compared to $9 million in the first quarter of 1998. The 1999 catastrophe losses were due to a wind and ice storm in the Midwest and the Northeast. The 1998 catastrophe losses were due to ice storms in northern New York and New England and windstorms on the East Coast.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended March 31,                                                      1999         1998
----------------------------                                                      ----         ----
STATUTORY:
     Loss and LAE ratio.........................................................  66.6%        65.2%
     Underwriting expense ratio.................................................  27.4         28.0
     Combined ratio.............................................................  94.0         93.2
                                                                                  ----         ----

GAAP:
     Loss and LAE ratio.........................................................  66.6%        65.2%
     Underwriting expense ratio.................................................  24.8         27.1
     Combined ratio.............................................................  91.4         92.3
                                                                                  ====         ====

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 first quarter statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first quarter of 1999 would have been 93.2% and 93.4%, respectively. The increase in the first quarter of 1999 statutory and GAAP Loss and LAE ratio compared to the first quarter of 1998 was primarily due to a modest increase in medical costs and a decrease in favorable prior-year reserve development in the automobile bodily injury line. The decrease in the statutory and GAAP underwriting expense ratio in the first quarter of 1999 compared to the first quarter of 1998 reflects greater efficiency through the leveraging of the Company's expense base as premiums grow.

INTEREST EXPENSE AND OTHER

Three Months Ended March 31,                                                       1999         1998
----------------------------                                                       ----         ----
(in millions)
Revenues........................................................................  $    0       $    4
Net loss........................................................................  $  (30)      $  (29)
                                                                                  ======       ======

The primary component of net loss for the first quarter of 1999 and 1998 was after-tax interest expense of $26 million and $27 million, respectively.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 1999, approximately 18% of the net aggregate reserve (i.e., approximately $143 million) consists of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $655 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 1999 and 1998.

Environmental Losses
Three Months Ended March 31,                                                         1999        1998
----------------------------                                                         ----        ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $    928     $   1,193
   Ceded........................................................................       (96)          (74)
                                                                                  --------     ---------

     Net........................................................................       832         1,119
Incurred losses and loss expenses:
   Direct.......................................................................        26            20
   Ceded........................................................................       (12)           (6)
 Losses paid:
   Direct ......................................................................        69            75
   Ceded........................................................................       (21)          (22)
                                                                                  --------     ---------
Ending reserves:
   Direct.......................................................................       885         1,138
   Ceded........................................................................       (87)          (58)
                                                                                  --------     ---------

     Net........................................................................  $    798     $   1,080
                                                                                  ========     =========

ASBESTOS CLAIMS

At March 31, 1999, approximately 22% of the net aggregate reserve (i.e., approximately $225 million) is for pending asbestos claims. The balance, approximately 78% (i.e., approximately $797 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 1999 and 1998.

Asbestos Losses
Three Months Ended March 31,                                                         1999         1998
----------------------------                                                         ----         ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,252     $  1,363
   Ceded........................................................................      (266)        (249)
                                                                                  --------     --------
     Net........................................................................       986        1,114
Incurred losses and loss expenses:
   Direct.......................................................................        54           29
   Ceded........................................................................       (39)         (12)
Losses paid:
   Direct ......................................................................        58           52
   Ceded........................................................................       (79)         (30)
                                                                                  --------     --------
Ending reserves:
   Direct.......................................................................     1,248        1,340
   Ceded........................................................................      (226)        (231)
                                                                                  --------     --------

     Net........................................................................  $  1,022     $  1,109
                                                                                  ========     ========

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At March 31, 1999, approximately 20% of the net aggregate reserve (i.e., approximately $193 million) is for pending CIOTA claims. The balance, approximately 80% (i.e., approximately $754 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 1999 and 1998.

CIOTA Losses
Three Months Ended March 31,                                                         1999          1998
----------------------------                                                         ----          ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,346     $   1,520
   Ceded........................................................................      (392)         (432)
                                                                                  --------     ---------

     Net........................................................................       954         1,088
Incurred losses and loss expenses:
   Direct.......................................................................       (16)           (3)
   Ceded........................................................................        15             7
Losses paid:
   Direct.......................................................................        32            17
   Ceded........................................................................       (26)           (1)
Ending reserves:
   Direct.......................................................................     1,298         1,500
   Ceded........................................................................      (351)         (424)
                                                                                  --------     ---------

     Net........................................................................  $    947     $   1,076
                                                                                  ========     =========

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at March 31, 1999 totaled $32.0 billion, of which 86.2% was invested in fixed maturity investments, 3.2% in common stocks and other equity securities, 2.0% in mortgage loans and real estate held for sale and 8.6% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.3 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $1.3 billion, representing 4.6% of the Company's fixed maturity investments as of March 31, 1999. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                  Average Yield (Annualized)                1999            1998
                  --------------------------                ----            ----
                    Before tax                              6.77%           6.97%
                    After tax                               4.95%           5.00%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings from a syndicate of banks under a Credit Facility, which it has reduced to $250 million. The Credit Facility expires in December 2001, none of which is currently utilized. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 1999, this requirement was exceeded by approximately $4.3 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 1999, TAP had no commercial paper outstanding.

At March 31, 1999, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP has received $150 million of dividends from its insurance subsidiaries during the first quarter of 1999.

On January 19, 1999 and January 28, 1998, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 476,189 and 763,654 shares, respectively, of treasury stock in the form of restricted Class A Common Stock to participating officers and other key employees. The fair market values per share of the 1999 and 1998 restricted stock awards at the grant date were $31.88 and $43.71, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of TAP's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted Class A Common Stock awards, as well as previous awards, was $6 million and $4 million for the three months ended March 31, 1999 and 1998, respectively. At March 31, 1999, there were 1,844,149 shares available for future grants under TAP's restricted stock plan.

YEAR 2000 DATE CONVERSION

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the Year 2000 issue. This issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company has achieved substantial compliance with respect to its business critical systems in accordance with its Year 2000 plan and is in the process of certification to validate compliance. The Company anticipates completing the certification process by June 30, 1999. An ongoing re-certification process will be put in place for the third and fourth quarter of 1999 to ensure all systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be approximately $52 million and is being expensed as incurred in the period 1996 through 1999. As of March 31, 1999, the Company has incurred approximately $45 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with whom it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. As of year-end 1998, the Company has completed initial business resumption contingency plans which would enable business critical units to function January 1, 2000 in the event of an unexpected failure. Business resumption contingency plans are expected to be finalized by June 30, 1999. Preparations for the management of the date change will continue through 1999.

An additional Year 2000 issue for the Company is the potential future impact of claims for insurance coverage from customers who suffer Year 2000 business losses or claim coverage for their potential liability to third parties. The Company has taken certain initiatives to mitigate this potential risk, including addressing Year 2000 issues, where applicable, in the underwriting of insurance policies. Losses for Year 2000 insurance claims and litigation costs related to such claims are not reasonably estimable at this time.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may affect," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the Merger; customer responsiveness to both new products and distribution channels; and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 43 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1998 (File No. 1-14328), which description is incorporated by reference herein. A copy of the foregoing description is included as an exhibit to this Form 10-Q. In March 1999, the Missouri court partially dismissed the complaint. In April 1999, the New Jersey court dismissed all claims against the Company, the California court sustained defendants' demurrers and the Texas federal court denied defendants' motions to dismiss.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on April 20, 1999. At the meeting, (i) 8 persons were elected as directors of the Company, (ii) the selection of KPMG LLP to serve as the independent auditors of the Company for 1999 was ratified, (iii) the Travelers Property Casualty Corp. 1999 Stock Incentive Plan was approved and adopted, and (iv) an amendment to the Travelers Property Casualty Corp. 1996 Executive Option Plan was approved and adopted. The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable:

                                                                                                        Broker
                                            For          Against/Withheld           Abstained          Non-Votes
                                            ---          ----------------           ---------          ---------
Election of Directors:
       NOMINEE
       -------
Kenneth J. Bialkin                      3,327,144,416             702,389
Leslie B. Disharoon                     3,327,325,378             521,427
Jay S. Fishman                          3,327,332,070             514,735
Robert I. Lipp                          3,327,332,164             514,641
Dudley C. Mecum                         3,327,333,954             512,851
Frank J. Tasco                          3,327,325,026             521,779
Sanford I. Weill                        3,327,329,816             516,989
Arthur Zankel                           3,327,331,789             515,016

Ratification of Auditors:               3,327,609,701             150,812              86,292

Approval of 1999
   Stock Incentive Plan:                3,318,955,214           2,483,831             120,507          6,287,253

Approval of Amendment
   to 1996 Executive Option Plan:       3,325,430,094           2,156,656             260,055

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

3.02 Restated By-Laws of the Company, effective April 23, 1997, incorporated by reference to Exhibit 3.02 to the Company's 3/31/97
              10-Q.

10.01+        Travelers Property Casualty Corp. Compensation Plan for
              Non-Employee Directors (as amended through April 1, 1999).

12.01+        Computation of Ratio of Earnings to Fixed Charges.

27.01+        Financial Data Schedule.

99.01+ The second paragraph under the caption "Legal Proceedings" beginning on page 43 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-14328).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

--------------------------
+    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAVELERS PROPERTY CASUALTY CORP.



Date:    May 12, 1999                   By /s/ William P. Hannon
                                           -------------------------------------
                                               William P. Hannon
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date:    May 12, 1999                   By /s/ Thomas P. Shugrue
                                           -------------------------------------
                                               Thomas P. Shugrue
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)