Form 10-K405/A
period 1998-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 1999-06-29
CIK 1010551

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

         4.02.2 Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-14328) (the "Company's 1997 10-K").

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

         10.09 TAPC Tax Allocation Agreement, effective as of January 1, 1996 between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

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

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01    Computation of Earnings Per Share.

         12.01    Computation of Ratio of Earnings to Fixed Charges.

         13.01 Pages 17 through 59 of the 1998 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1998 Annual Report to Stockholders).

         21.01    Subsidiaries of the Registrant.

         23.01 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.01.

         24.01    Powers of Attorney.

         27.01    Financial Data Schedule.

         99.01+ 1998 Financial Statements of Travelers Group Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 99.03 to the Annual Report on Form 10-K/A-1 of Travelers Group Inc.
                  for the fiscal year ended December 31, 1998 (File No. 1-9924).

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

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1999.

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

         4.02.2 Amendment to Shareholders Agreement, dated June 20, 1997, by and among the Company, Aetna Services, Inc., J.P. Morgan Capital Corporation, The Trident Partnership L.P. and Fund American Enterprises Holdings, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-14328) (the "Company's 1997 10-K").

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

         10.08* Travelers Group Inc. Retirement Benefit Equalization Plan of Travelers Group Inc. (as amended and restated as of January 2,
                  1996), incorporated by reference to Exhibit to 10.04 Citigroup Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No.1-9934) (the ''Citigroup 1998 10-K'').


         10.9 TAPC Tax Allocation Agreement, effective as of January 1, 1996 between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

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

         10.13* The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended December 10,1998), incorporated by reference to Exhibit 10.10 to the Citigroup 1998 10-K.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

         11.01    Computation of Earnings Per Share.

         12.01    Computation of Ratio of Earnings to Fixed Charges.

         13.01 Pages 17 through 59 of the 1998 Annual Report to Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1998 Annual Report to Stockholders).

         21.01    Subsidiaries of the Registrant.

         23.01 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

         23.02+ Accountants' consent to incorporation by reference of report filed with Exhibit 99.01.

         24.01    Powers of Attorney.

         27.01    Financial Data Schedule.

         99.01+ 1998 Financial Statements of Travelers Group Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 99.03 to the Annual Report on Form 10-K/A-1 of Travelers Group Inc.
                  for the fiscal year ended December 31, 1998 (File No. 1-9924).


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