Form 10-Q
period 1999-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1999-08-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

         COMMON STOCK OUTSTANDING AS OF JULY 31, 1999:

          CLASS A                               62,834,121
          CLASS B                              328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                                                     Page No.
                                                                                                     --------
           Condensed Consolidated Statement of Income (Unaudited) -
              Three and Six Months Ended June 30, 1999 and 1998                                          3

           Condensed Consolidated Balance Sheet - June 30, 1999 (Unaudited)
              and December 31, 1998                                                                      4

           Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Unaudited) -
              Six Months Ended June 30, 1999                                                             5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Six Months Ended June 30, 1999 and 1998                                                    6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          13


                          Part II - Other Information

Item 1.    Legal Proceedings                                                                            28

Item 6.    Exhibits and Reports on Form 8-K                                                             28

Exhibit Index                                                                                           29

Signatures                                                                                              30

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                        1999            1998           1999            1998
                                                                        ----            ----           ----            ----
REVENUES
Premiums                                                               $ 2,006        $ 1,903        $ 3,971         $ 3,801
Net investment income                                                      510            520          1,013           1,028
Fee income                                                                  67             77            134             159
Realized investment gains                                                   31             10             47              76
Other revenues                                                              20             22             42              62
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                        2,634          2,532          5,207           5,126
----------------------------------------------------------------------------------------------------------------------------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                     1,501          1,444          2,960           2,885
Amortization of deferred acquisition costs                                 310            304            625             590
Interest expense                                                            40             40             80              81
General and administrative expenses                                        303            318            611             658
----------------------------------------------------------------------------------------------------------------------------
   Total claims and expenses                                             2,154          2,106          4,276           4,214
----------------------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative effect
   of changes in accounting principles                                     480            426            931             912
Federal income taxes                                                       126            113            243             252
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                   354            313            688             660
Cumulative effect of change in accounting for insurance-related
   assessments, net of tax                                                  --             --           (160)             --
Cumulative effect of change in accounting for insurance and
   reinsurance contracts that do not transfer insurance risk,
   net of tax                                                               --             --             27              --
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $   354        $   313        $   555         $   660
============================================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of changes in
   accounting principles                                               $  0.91        $  0.80        $  1.76         $  1.68
Cumulative effect of changes in accounting principles                       --             --          (0.34)             --
----------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  0.91        $  0.80        $  1.42         $  1.68
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                     389.2          392.4          389.4           392.3
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in
   accounting principles                                               $  0.91        $  0.80        $  1.76         $  1.68
Cumulative effect of changes in accounting principles                       --             --          (0.34)             --
----------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  0.91        $  0.80        $  1.42         $  1.68
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
   and common stock equivalents                                          390.3          392.9          390.5           392.8
============================================================================================================================

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)


                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              1999             1998
                                                                                              ----             ----
                                                                                           (UNAUDITED)

ASSETS

Fixed maturities, available for sale at fair value (cost, $26,407 and $26,580)              $ 26,672         $ 27,977
Equity securities, at fair value (cost, $1,088 and $796)                                       1,117              828
Mortgage loans                                                                                   553              574
Real estate held for sale                                                                         86               83
Short-term securities                                                                          1,749            1,597
Other investments                                                                              1,030              827
------------------------------------------------------------------------------------------------------------------------
   Total investments                                                                          31,207           31,886
------------------------------------------------------------------------------------------------------------------------
Cash                                                                                              41               62
Investment income accrued                                                                        396              409
Premium balances receivable                                                                    2,908            2,901
Reinsurance recoverables                                                                       9,311            9,153
Deferred acquisition costs                                                                       531              518
Deferred federal income taxes                                                                  1,543            1,109
Contractholder receivables                                                                     2,051            2,019
Goodwill                                                                                       1,436            1,457
Other assets                                                                                   2,148            1,760
------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $ 51,572         $ 51,274
========================================================================================================================
LIABILITIES
Claims and claim adjustment expense reserves                                                $ 29,384         $ 29,589
Unearned premium reserves                                                                      4,292            4,166
Contractholder payables                                                                        2,051            2,019
Long-term debt                                                                                 1,250            1,250
Other liabilities                                                                              4,882            4,225
------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                          41,859           41,249
------------------------------------------------------------------------------------------------------------------------
TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                                     900              900
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued                                                                    1                1
   Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                                   3                3
Additional paid-in capital                                                                     5,479            5,479
Retained earnings                                                                              3,509            3,052
Accumulated other changes in equity from nonowner sources                                        185              921
Treasury stock, at cost (shares, 9,466,970 and 8,544,687)                                       (330)            (298)
Unearned compensation                                                                            (34)             (33)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                  8,813            9,125
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                               $ 51,572         $ 51,274
========================================================================================================================

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)



For the Six Months Ended June 30, 1999

                                                                    DOLLARS                             SHARES
                                                                    -------                   -------------------------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                                             CLASS A          CLASS B
                                                                                               -------          -------
Balance, beginning and end of period                              $   5,483                   72,393,407      328,020,170
---------------------------------------------------------------------------

RETAINED EARNINGS
Balance, beginning of period                                          3,052
Net income                                                              555
Dividends                                                               (98)
----------------------------------------------------------------------------
Balance, end of period                                                3,509
---------------------------------------------------------------------------

ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                            921
Net unrealized loss on securities                                      (737)
Foreign currency translation adjustments                                  1
---------------------------------------------------------------------------
Balance, end of period                                                  185
---------------------------------------------------------------------------

TREASURY STOCK (AT COST)
Balance, beginning of period                                           (298)                  (8,544,687)               -
Net Capital Accumulation Plan grants                                     17                      566,717                -
Treasury stock acquired                                                 (49)                  (1,489,000)               -
---------------------------------------------------------------------------               -------------------------------
Balance, end of period                                                 (330)                  (9,466,970)               -
---------------------------------------------------------------------------               -------------------------------

UNEARNED COMPENSATION
Balance, beginning of period                                            (33)
Net issuance of restricted stock under
   Capital Accumulation Plan                                            (12)
Restricted stock amortization                                            11
Balance, end of period                                                  (34)
---------------------------------------------------------------------------               -------------------------------
   Total stockholders' equity and shares outstanding              $   8,813                   62,926,437      328,020,170
===========================================================================               ===============================

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)


For the Six Months Ended June 30,                                 1999            1998
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $   183         $   394

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                               895             826
     Mortgage loans                                                  47             101
   Proceeds from sales of investments
     Fixed maturities                                             4,608           4,587
     Equity securities                                              377             269
     Real estate held for sale                                        5              33
   Purchase of investments
     Fixed maturities                                            (5,252)         (5,780)
     Equity securities                                             (478)           (138)
     Mortgage loans                                                  (6)            (13)
   Short-term securities, net                                      (155)           (476)
   Other investments, net                                          (312)           (188)
   Securities transactions in course of settlement                  214             614
----------------------------------------------------------------------------------------
         Net cash used in investing activities                      (57)           (165)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of commercial paper, net                                 --            (108)
   Purchase of treasury stock                                       (49)             --
   Dividend to TIGI                                                 (82)            (66)
   Dividend to minority shareholders                                (16)            (13)
----------------------------------------------------------------------------------------
         Net cash used in financing activities                     (147)           (187)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     (21)             42
Cash at beginning of period                                          62              47
----------------------------------------------------------------------------------------
Cash at end of period                                           $    41         $    89
========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                            $   218         $   181
   Interest paid                                                $    80         $    81
========================================================================================

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

     Effective January 1, 1999, the Company adopted the AcSEC Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of the initial adoption of this SOP is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 97-3, the Company recorded a charge of $160 million after tax, reflected as a cumulative catch-up adjustment. Aside from the initial impact at adoption, this SOP is not expected to have a significant impact on results of operations, financial condition or liquidity. In July 1999, the funding basis for one of the various state funds to which the Company is subject to assessment was changed from the loss-based assessment to a premium surcharge. This change is expected to significantly reduce the Company's liability for loss-based assessments which was recorded as part of the cumulative catch-up adjustment in the first quarter of 1999. The Company has not yet determined the impact of this change but expects to report the impact in the third quarter of 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. FAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999 the FASB issued Statement of Financial Standards No. 137 "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137) which allows entities which have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the deferral provisions of FAS 137 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

3.   Segment Information

                                                                                                                      TOTAL
                                                                          COMMERCIAL            PERSONAL         REPORTABLE
     (at and for the three months ended June 30, in millions)                  LINES               LINES           SEGMENTS
                                                                               -----               -----           --------
     1999
     Revenues
       Premiums                                                           $    1,101          $      905          $   2,006
       Net investment income                                                     410                  99                509
       Fee income                                                                 67                   -                 67
       Realized investment gains (losses)                                         34                  (3)                31
       Other                                                                       6                  15                 21
     ----------------------------------------------------------------------------------------------------------------------
         Total revenues                                                   $    1,618          $    1,016          $   2,634
     ======================================================================================================================
     Operating income (1)                                                 $      257          $      103          $     360
     Assets                                                                   43,710               7,555             51,265
     ----------------------------------------------------------------------------------------------------------------------
     1998
     Revenues
       Premiums                                                           $    1,101          $      802          $   1,903
       Net investment income                                                     424                  95                519
       Fee income                                                                 77                   -                 77
       Realized investment gains                                                  10                   -                 10
       Other                                                                       8                  13                 21
     ----------------------------------------------------------------------------------------------------------------------
         Total revenues                                                   $    1,620          $      910          $   2,530
     ======================================================================================================================
     Operating income (1)                                                 $      228          $      107          $     335
     Assets                                                                   44,205               7,285             51,490
     ======================================================================================================================

(1) Operating income excludes realized investment gains (losses) and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

                                                                                                                      TOTAL
                                                                          COMMERCIAL            PERSONAL         REPORTABLE
     (at and for the six months ended June 30, in millions)                    LINES               LINES           SEGMENTS
                                                                               -----               -----           --------
     1999
     Revenues
       Premiums                                                           $    2,174          $    1,797          $   3,971
       Net investment income                                                     823                 189              1,012
       Fee income                                                                134                   -                134
       Realized investment gains (losses)                                         52                  (5)                47
       Other                                                                      14                  29                 43
     ----------------------------------------------------------------------------------------------------------------------
         Total revenues                                                   $    3,197          $    2,010          $   5,207
     ======================================================================================================================
     Operating income (1)                                                 $      502          $      212          $     714
     Assets                                                                   43,710               7,555             51,265
     ----------------------------------------------------------------------------------------------------------------------
     1998
     Revenues
       Premiums                                                           $    2,228          $    1,573          $   3,801
       Net investment income                                                     837                 190              1,027
       Fee income                                                                159                   -                159
       Realized investment gains                                                  64                  12                 76
       Other                                                                      29                  28                 57
     ----------------------------------------------------------------------------------------------------------------------
         Total revenues                                                   $    3,317          $    1,803          $   5,120
     ======================================================================================================================
     Operating income (1)                                                 $      453          $      215          $     668
     Assets                                                                   44,205               7,285             51,490
     ======================================================================================================================

(1) Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

     BUSINESS SEGMENT RECONCILIATION

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
     (in millions)                                                       1999         1998           1999           1998
                                                                         ----         ----           ----           ----
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments                    $     360    $     335      $     714       $  668
     Other operating loss (1)                                                (27)         (29)           (57)         (58)
     Realized investment gains                                                21            7             31           50
     Cumulative effect of changes in accounting for:
       Insurance-related assessments                                           -            -           (160)           -
       Insurance and reinsurance contracts that do not transfer
         insurance risk                                                        -            -             27            -
     ---------------------------------------------------------------------------------------------------------------------
       Total consolidated net income                                   $     354    $     313      $     555       $  660
     ======================================================================================================================

(1) The primary component of the other operating loss is after-tax interest expense of $26 million for the three months ended June 30, 1999 and 1998, and $52 million and $53 million for the six months ended June 30, 1999 and 1998, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
     (in millions)                                                      1999        1998           1999         1998
                                                                        ----        ----           ----         ----
     Net income                                                        $ 354        $313           $ 555        $660
     Net unrealized loss on securities                                  (502)         73            (737)         51
     Foreign currency translation adjustments                             (1)          1               1          (1)
     ----------------------------------------------------------------------------------------------------------------
       Total changes in equity from nonowner sources                   $(149)       $387           $(181)       $710
     ================================================================================================================

5.   Earnings per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Capital Accumulation Plan and other restricted stock plans. For the three and six months ended June 30, 1999 and 1998, there was no significant effect on EPS from dilutive securities issued.

6.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1999, this requirement was exceeded by approximately $4.5 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At June 30, 1999, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 1999, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP received $300 million of dividends from its insurance subsidiaries during the first six months of 1999.

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

     The reserves carried for environmental and asbestos claims at June 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

CONSOLIDATED RESULTS OF OPERATIONS                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
(in millions, except per share data)                                          1999          1998          1999           1998
                                                                              ----          ----          ----           ----
Revenues ............................................................        $2,634        $2,532        $5,207         $5,126
------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles .        $  354        $  313        $  688         $  660
Cumulative effect of changes in accounting principles ...............            --            --          (133)            --
------------------------------------------------------------------------------------------------------------------------------
Net income (1) ......................................................        $  354        $  313        $  555         $  660
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles        $ 0.91        $ 0.80        $ 1.76         $ 1.68
  Cumulative effect of changes in accounting principles .............            --            --         (0.34)            --
------------------------------------------------------------------------------------------------------------------------------
  Net income ........................................................        $ 0.91        $ 0.80        $ 1.42         $ 1.68
------------------------------------------------------------------------------------------------------------------------------
  Weighted average number of common shares outstanding ..............         389.2         392.4         389.4          392.3
------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles        $ 0.91        $ 0.80        $ 1.76         $ 1.68
  Cumulative effect of changes in accounting principles .............            --            --         (0.34)            --
------------------------------------------------------------------------------------------------------------------------------
  Net income ........................................................        $ 0.91        $ 0.80        $ 1.42         $ 1.68
------------------------------------------------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding and common stock equivalents ................         390.3         392.9         390.5          392.8
------------------------------------------------------------------------------------------------------------------------------

(1) Net income includes $21 million and $7 million of realized investment gains in the three months ended June 30, 1999 and 1998, respectively, and $31 million and $50 million of realized investment gains in the six months ended June 30, 1999 and 1998, respectively.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Operating earnings, which exclude realized investment gains, were $333 million or $0.86 per share in the second quarter of 1999, an increase of $27 million or $0.08 per share from $306 million or $0.78 per share in the second quarter of 1998. The increase in operating earnings was primarily the result of favorable prior-year reserve development, lower weather-related losses and lower operating expenses in Commercial Lines and an increase in income due to the growth in earned premiums in Personal Lines, partially offset by higher catastrophe losses in Personal Lines.

Revenues of $2.634 billion in the second quarter of 1999 increased $102 million from $2.532 billion in the second quarter of 1998. This increase was primarily attributable to a $103 million increase in earned premiums, a $21 million increase in realized investment gains, partially offset by a $10 million decrease in fee income and a $10 million decrease in net investment income. The increase in earned premiums was primarily due to increased production in Personal Lines.

Net investment income was $510 million in the second quarter of 1999, a decrease of $10 million from the second quarter of 1998, reflecting an increase in tax-exempt securities.

Fee income in the second quarter of 1999 was $67 million, a $10 million decrease from the second quarter of 1998. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

Claims and expenses of $2.154 billion in the second quarter of 1999 increased $48 million from the second quarter of 1998. The increase was primarily the result of increased claims related to the growth in premiums in Personal Lines, partially offset by a reduction in general and administrative expenses and favorable prior-year reserve development in Commercial Lines.

The Company's effective federal tax rate was 26% in the second quarter of 1999 compared to 27% in the second quarter of 1998. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income. The rate in the second quarter of 1999 was less than the rate in the second quarter of 1998 primarily due to the Company's decision to invest more heavily in tax-exempt securities.

The statutory and GAAP combined ratios were as follows:

Three Months Ended June 30,                                                        1999             1998
                                                                                   ----             ----
STATUTORY:
     Loss and loss adjustment expense (LAE) ratio.........................          72.5%            73.2%
     Underwriting expense ratio...........................................          28.2             29.5
     Combined ratio before policyholder dividends.........................         100.7            102.7
     Combined ratio.......................................................         101.1            103.4
----------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio...................................................          72.3%            72.8%
     Underwriting expense ratio...........................................          28.6             29.2
     Combined ratio before policyholder dividends.........................         100.9            102.0
     Combined ratio.......................................................         101.3            102.7
==========================================================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the second quarter of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the second quarter of 1998 was due to favorable prior-year reserve development, lower weather-related losses and continued expense reductions in Commercial Lines, offset in part by lower fee income in Commercial Lines and higher catastrophe losses in Personal Lines.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
1998

Net income was $555 million in the first six months of 1999 compared to $660 million in the first six months of 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Excluding realized investment gains and the cumulative effect of changes in accounting principles in the first six months of 1999 described above, operating income was $657 million or $1.68 per share (diluted) for the six months ended June 30, 1999 compared to $610 million or $1.55 per share (diluted) for the six months ended June 30, 1998. The increase in operating income in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was due to favorable prior-year reserve development and lower operating expenses in Commercial Lines and an increase in income due to the growth in earned premiums in Personal Lines, partially offset by higher catastrophe losses in Personal Lines and higher weather-related losses in Commercial Lines.

The statutory and GAAP combined ratios were as follows:

Six Months Ended June 30,                                                          1999              1998
                                                                                   ----              ----
STATUTORY:
     Loss and LAE ratio....................................................         72.2%            73.1%
     Underwriting expense ratio............................................         28.1             28.9
     Combined ratio before policyholder dividends..........................        100.3            102.0
     Combined ratio........................................................        100.8            102.7
----------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio....................................................         72.0%            72.8%
     Underwriting expense ratio............................................         28.4             29.1
     Combined ratio before policyholder dividends..........................        100.4            101.9
     Combined ratio........................................................        100.9            102.6
==========================================================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first six months of 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 1999 would have been 100.1% and 100.9%, respectively. The decrease in the first six months of 1999 statutory and GAAP combined ratios before policyholder dividends excluding this adjustment compared to the first six months of 1998 was due to favorable prior-year reserve development in Commercial Lines, continued productivity improvements and expense savings, partially offset by higher weather-related losses and lower fee income in Commercial Lines and higher catastrophe losses in Personal Lines.

The other consolidated operating trends for the six months ended June 30, 1999 and 1998 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

COMMERCIAL LINES

Three Months Ended June 30,                                                          1999                    1998
                                                                                     ----                    ----
(in millions)
Revenues........................................................................  $  1,618                $   1,620
Net income (1)..................................................................  $    279                $     235
===================================================================================================================


(1) Commercial Lines net income includes $22 million and $7 million of realized investment gains in the three months ended June 30, 1999 and 1998, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $257 million in the second quarter of 1999 compared to $228 million in the second quarter of 1998. This increase was due to favorable prior-year reserve development, lower weather-related losses and continued expense savings, partially offset by a decrease in fee income. Operating results reflected the Company's long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Revenues were $1.618 billion in the second quarter of 1999 compared to $1.620 billion in the second quarter of 1998. This slight decrease primarily reflected lower net investment income and lower fee income, mostly offset by higher realized investment gains.

Commercial Lines net written premiums in the second quarter of 1999 totaled $1.095 billion, down $26 million from $1.121 billion in the second quarter of 1998. This decrease reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Fee income in the second quarter of 1999 was $67 million compared to $77 million in the second quarter of 1998. The $10 million decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $101 million in the second quarter of 1999 compared to $121 million in the second quarter of 1998. The $20 million decrease reflected the impact of additional reinsurance coverage and the Company's continued disciplined approach to underwriting and risk management.

National Accounts new business was significantly lower in the second quarter of 1999 than in the second quarter of 1998, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio was significantly higher in the second quarter of 1999 than in the second quarter of 1998, reflecting the loss of a large account in 1998.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $440 million in the second quarter of 1999 compared to $441 million in the second quarter of 1998. The slight decrease reflected the Company's continued disciplined approach to underwriting and risk management, offset by the benefits of rate increases.

Commercial Accounts new business in the second quarter of 1999 was moderately lower than in the second quarter of 1998, reflecting the Company's focus on obtaining new accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the second quarter of 1999 than in the second quarter of 1998. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $394 million in both the second quarter of 1999 and the second quarter of 1998, reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

New premium business in Select Accounts was significantly lower in the second quarter of 1999 compared to the second quarter of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the second quarter of 1999 and was virtually the same as that in the second quarter of 1998.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $160 million in the second quarter of 1999 compared to $165 million in the second quarter of 1998. This decrease primarily reflected a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $1.244 billion in the second quarter of 1999 were down from $1.305 billion in the second quarter of 1998. This decrease was due to favorable prior-year reserve development, lower weather-related losses, lower losses due to the impact of workers' compensation managed care delivery programs and continued expense savings in operations.

Catastrophe losses, net of taxes and reinsurance, were $10 million in both the second quarter of 1999 and 1998. The 1999 catastrophe losses were due to tornadoes in Oklahoma. The 1998 catastrophe losses were primarily due to tornadoes in Nashville, Tennessee.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended June 30,                                                          1999             1998
                                                                                     ----             ----
STATUTORY:
     Loss and LAE ratio.....................................................         75.1%            79.0%
     Underwriting expense ratio.............................................         30.5             30.8
     Combined ratio before policyholder dividends...........................        105.6            109.8
     Combined ratio.........................................................        106.3            111.0
-----------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.....................................................         74.8%            78.4%
     Underwriting expense ratio.............................................         31.4             31.5
     Combined ratio before policyholder dividends...........................        106.2            109.9
     Combined ratio.........................................................        106.9            111.1
===========================================================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the second quarter of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the second quarter of 1998 was due to favorable prior-year reserve development and lower weather-related losses, partially offset by lower fee income.

PERSONAL LINES

Three Months Ended June 30,                                                     1999             1998
                                                                                ----             ----
(in millions)
Revenues..............................................................         $1,016           $  910
Net income (1)........................................................         $  102           $  107
======================================================================================================


(1) Personal Lines net income includes $1 million of realized investment losses in the three months ended June 30, 1999.

Personal Lines operating income, which excludes realized investment gains and losses, was $103 million in the second quarter of 1999 compared to $107 million in the second quarter of 1998. The 1999 decrease reflects higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and lower favorable prior-year reserve development, mostly offset by an increase in income due to the growth in earned premiums. The TRAVELERS SECURE(R) program markets Personal Lines products through the independent agents of Primerica Financial Services, a unit of Citigroup.

Revenues were $1.016 billion in the second quarter of 1999 compared to $910 million in the second quarter of 1998. This increase primarily reflected an increase in earned premiums of $103 million.

Net written premiums in the second quarter of 1999 were $951 million compared to $874 million in the second quarter of 1998. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. During this period, the Company realigned its underwriting standards for its TRAVELERS SECURE(R) product to offset a more competitive rate environment and to improve margins in this business. Business retention continued to be strong.

Personal Lines claims and expenses of $868 million in the second quarter of 1999 increased $114 million from the second quarter of 1998. This increase was primarily the result of higher losses associated with the growth in premiums, higher catastrophe losses, a modest increase in medical costs associated with claim payouts and lower favorable prior-year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $23 million in the second quarter of 1999, compared to $13 million in the second quarter of 1998. The 1999 catastrophe losses were due to wind and hail storms on the East Coast and tornadoes in the Midwest. The 1998 catastrophe losses were due to tornadoes and wind and hail storms in the Southeast and Midwest.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended June 30,                                                     1999            1998
                                                                                ----            ----
STATUTORY:
     Loss and LAE ratio..................................................       69.3%           65.2%
     Underwriting expense ratio..........................................       25.5            27.7
     Combined ratio......................................................       94.8            92.9
-----------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio..................................................       69.3%           65.2%
     Underwriting expense ratio..........................................       25.4            26.3
     Combined ratio......................................................       94.7            91.5
=====================================================================================================

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the second quarter of 1999 statutory and GAAP Loss and LAE ratios compared to the second quarter of 1998 was primarily due to lower favorable prior-year reserve development in the automobile bodily injury line, higher loss ratios in the TRAVELERS SECURE(R) program and higher catastrophe losses. The decrease in the statutory and GAAP underwriting expense ratios in the second quarter of 1999 compared to the second quarter of 1998 reflected greater efficiency through the leveraging of the Company's expense base as premiums grow.

INTEREST EXPENSE AND OTHER

Three Months Ended June 30,                                                        1999                    1998
                                                                                   ----                    ----
(in millions)
Revenues........................................................................  $    0                  $    2
Net loss........................................................................  $  (27)                 $  (29)
=================================================================================================================

The primary component of net loss for both the second quarter of 1999 and 1998 was after-tax interest expense of $26 million.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

COMMERCIAL LINES

Six Months Ended June 30,                                                              1999          1998
                                                                                       ----          ----
(in millions)
Revenues........................................................................     $ 3,197       $ 3,317
                                                                                     -------       -------
Income before cumulative effect of changes in accounting principles.............     $   536       $   495
Cumulative effect of changes in accounting principles...........................        (133)            -
                                                                                     -------       -------
Net income  (1) ................................................................     $   403       $   495
==========================================================================================================


(1) Commercial Lines net income includes $34 million and $42 million of realized investment gains in the six months ended June 30, 1999 and 1998, respectively.

Net income was $403 million in the first six months of 1999 compared to $495 million in the first six months of 1998. Net income in 1999 included a charge in the first quarter of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $502 million in the six months ended June 30, 1999, compared to $453 million in the six months ended June 30, 1998. The increase in operating income in the 1999 period was due to favorable prior-year reserve development and continued expense savings, partially offset by increased losses from weather-related events and lower fee income.

Revenues were $3.197 billion in the first six months of 1999 compared to $3.317 billion in the first six months of 1998. This decrease reflected lower earned premiums, realized investment gains, net investment income and fee income.

Commercial Lines net written premiums in the first six months of 1999 totaled $2.209 billion, down $124 million from $2.333 billion in the first six months of 1998, reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Fee income in the first six months of 1999 was $134 million, a $25 million decrease from the first six months of 1998. This decrease was primarily due to the depopulation of involuntary pools serviced by the Company.

National Accounts net written premiums were $251 million in the first six months of 1999 compared to $308 million in the first six months of 1998. This decrease reflects the impact of additional reinsurance coverage and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business in the first six months of 1999 was significantly lower compared to the first six months of 1998, reflecting the Company's continued disciplined approach to the highly competitive marketplace. National Accounts business retention ratio was moderately higher in the first six months of 1999 compared to the first six months of 1998, reflecting the loss of one large account in the second quarter of 1998.

Commercial Accounts net written premiums were $884 million in the first six months of 1999 compared to $904 million in the first six months of 1998. This decrease reflected the Company's continued disciplined approach to underwriting and risk management, partially offset by the benefits of rate increases. For the first six months of 1999, new premium business in Commercial Accounts significantly declined compared to the first six months of 1998, reflecting the Company's focus on obtaining new business accounts only where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in the first six months of 1999 remained virtually the same compared to the first six months of 1998. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $766 million in the first six months of 1999 decreased $6 million from $772 million in the first six months of 1998. The decrease in Select Accounts net written premiums reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was significantly lower in the first six months of 1999 compared to the first six months of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the first half of 1999 and was virtually the same as that in the first half of 1998.

Specialty Accounts net written premiums were $308 million in the first six months of 1999 compared to $349 million in the first six months of 1998. This decrease primarily reflects the impact of additional reinsurance coverage, a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $2.481 billion in the first six months of 1999 decreased $163 million from the first six months of 1998. This decrease was primarily attributable to favorable prior-year reserve development and continued expense savings, partially offset by higher weather-related losses in the first six months of 1999.

Catastrophe losses, net of taxes and reinsurance, were $10 million in the first six months of both 1999 and 1998. The 1999 catastrophe losses were due to tornadoes in Oklahoma in the second quarter. The 1998 catastrophe losses were primarily due to tornadoes in Nashville, Tennessee in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Six Months Ended June 30,                                                             1999             1998
-------------------------                                                             ----             ----
STATUTORY:
     Loss and LAE ratio.........................................................       75.7%           78.6%
     Underwriting expense ratio.................................................       29.5            29.6
     Combined ratio before policyholder dividends...............................      105.2           108.2
     Combined ratio.............................................................      106.1           109.4
------------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.........................................................       75.3%           78.1%
     Underwriting expense ratio.................................................       31.3            30.8
     Combined ratio before policyholder dividends...............................      106.6           108.9
     Combined ratio.............................................................      107.5           110.1
============================================================================================================

The decrease in the first six months of 1999 statutory and GAAP combined ratios before policyholder dividends compared to the first six months of 1998 was due to favorable prior-year reserve development, partially offset by higher weather-related losses and lower fee income.

PERSONAL LINES

Six Months Ended June 30,                                                               1999            1998
                                                                                        ----            ----
(in millions)
Revenues........................................................................      $ 2,010         $ 1,803
Net income (1)..................................................................      $   209         $   223
=============================================================================================================

(1) Personal Lines net income includes $3 million of realized investment losses in the six months ended June 30, 1999 and $8 million of realized investment gains in the six months ended June 30, 1998, respectively.

Personal Lines operating income, which excludes realized investment gains (losses), was $212 million in the first six months of 1999 compared to $215 million in the first six months of 1998. The decrease in operating income in the 1999 period was primarily due to higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and lower prior-year favorable reserve development, mostly offset by the increase in income due to the growth in earned premiums.

Net written premiums in the first six months of 1999 were $1.863 billion (excluding an adjustment of $72 million due to a change in the quota share reinsurance arrangement), compared to $1.680 billion in the first six months of 1998. This increase primarily reflects growth in target markets served by independent agents and growth in affinity group marketing, joint marketing arrangements and the TRAVELERS SECURE(R) program. During this period, the Company realigned its underwriting standards for its TRAVELERS SECURE(R) product to offset a more competitive rate environment and to improve margins in this business. Business retention continued to be strong.

Personal Lines claims and expenses of $1.707 billion in the first six months of 1999 increased $232 million from the first six months of 1998. This increase was primarily the result of higher losses associated with the growth in premiums and higher catastrophe losses.

Catastrophe losses, after taxes and reinsurance, were $31 million in the first half of 1999 compared to $22 million in the first half of 1998. The 1999 catastrophe losses were due to wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and the Northeast in the first quarter. The 1998 catastrophe losses were due to tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Six Months Ended June 30,                                                        1999                     1998
                                                                                 ----                     ----
STATUTORY:
     Loss and LAE ratio.........................................................  68.0%                   65.2%
     Underwriting expense ratio.................................................  26.5                    27.9
     Combined ratio.............................................................  94.5                    93.1
---------------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.........................................................  68.0%                   65.2%
     Underwriting expense ratio.................................................  25.1                    26.7
     Combined ratio.............................................................  93.1                    91.9
===============================================================================================================

The first six months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, both the statutory and GAAP combined ratios for the first six months of 1999 would have been 94.1%. The increase in the first six months of 1999 statutory and GAAP combined ratios excluding this adjustment compared to the first six months of 1998 was due to higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and lower favorable prior-year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

INTEREST EXPENSE AND OTHER

Six Months Ended June 30,                                                          1999                    1998
                                                                                   ----                    ----
(in millions)
Revenues........................................................................ $     0                 $     6
Net income (loss)............................................................... $   (57)                $   (58)
=================================================================================================================

The primary component of net income (loss) for the six months ended June 30, 1999 and 1998 was interest expense of $52 million and $53 million after tax, respectively.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 1999, approximately 18% of the net aggregate reserve (i.e., approximately $140 million) consists of case reserve for resolved claims. The balance, approximately 82% of the net aggregate reserve (i.e., approximately $632 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 1999 and 1998.

Environmental Losses

Six Months Ended June 30,                                                            1999                     1998
                                                                                     ----                     ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $    928                  $   1,193
   Ceded........................................................................       (96)                       (74)
----------------------------------------------------------------------------------------------------------------------
     Net........................................................................       832                      1,119
Incurred losses and loss expenses:
   Direct.......................................................................        80                         54
   Ceded........................................................................       (52)                       (27)
 Losses paid:
   Direct ......................................................................       110                        189
   Ceded........................................................................       (22)                       (53)
----------------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................       898                      1,058
   Ceded........................................................................      (126)                       (48)
----------------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    772                  $   1,010
======================================================================================================================

ASBESTOS CLAIMS

At June 30, 1999, approximately 21% of the net aggregate reserve (i.e., approximately $203 million) is for pending asbestos claims. The balance, approximately 79% (i.e., approximately $754 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 1999 and 1998.

Asbestos Losses

Six Months Ended June 30,                                                            1999                  1998
                                                                                     ----                  ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,252              $  1,363
   Ceded........................................................................      (266)                 (249)
-----------------------------------------------------------------------------------------------------------------
     Net........................................................................       986                 1,114
Incurred losses and loss expenses:
   Direct.......................................................................        68                    62
   Ceded........................................................................       (38)                  (28)
Losses paid:
   Direct ......................................................................       144                    98
   Ceded........................................................................       (85)                  (35)
-----------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................     1,176                 1,327
   Ceded........................................................................      (219)                 (242)
-----------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    957              $  1,085
=================================================================================================================

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at June 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At June 30, 1999, approximately 22% of the net aggregate reserve (i.e., approximately $205 million) is for pending CIOTA claims. The balance, approximately 78% (i.e., approximately $721 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 1999 and 1998.

CIOTA Losses

Six Months Ended June 30,                                                            1999                       1998
-------------------------                                                            ----                       ----
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,346                  $   1,520
   Ceded........................................................................      (392)                      (432)
----------------------------------------------------------------------------------------------------------------------
     Net........................................................................       954                      1,088
Incurred losses and loss expenses:
   Direct.......................................................................       (23)                       (18)
   Ceded........................................................................        20                         15
Losses paid:
   Direct.......................................................................        51                         35
   Ceded........................................................................       (26)                        (5)
----------------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................     1,272                      1,467
   Ceded........................................................................      (346)                      (412)
----------------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    926                  $   1,055
======================================================================================================================

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at June 30, 1999 totaled $31.2 billion, of which 85.5% was invested in fixed maturity investments, 3.6% in common stocks and other equity securities, 2.0% in mortgage loans and real estate held for sale and 8.9% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.4 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $1.4 billion, representing 5.3% of the Company's fixed maturity investments as of June 30, 1999. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
         Average Yield (Annualized)                    1999             1998              1999             1998
         --------------------------                    ----             ----              ----             ----
             Before tax                                6.82%            7.09%             6.80%            7.05%
             After tax                                 4.99%            5.12%             4.97%            5.06%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings from a syndicate of banks under a Credit Facility, which it has reduced to $250 million, none of which is currently utilized. The Credit Facility expires in December 2001. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 1999, this requirement was exceeded by approximately $4.5 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 1999, TAP had no commercial paper outstanding.

At June 30, 1999, TAP had issued a total of $1.25 billion of, and had $750 million available for, debt offerings under its shelf registration statement.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP has received $300 million of dividends from its insurance subsidiaries during the first six months of 1999.

On January 19, 1999 and January 28, 1998, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 476,189 and 763,654 shares, respectively, of treasury stock in the form of restricted Class A Common Stock to participating officers and other key employees. The fair market values per share of the 1999 and 1998 restricted stock awards at the grant date were $31.88 and $43.71, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of TAP's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. The compensation cost charged to earnings for these restricted Class A Common Stock awards, as well as previous awards, was $11 million and $9 million for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, there were 5,844,149 shares available for future grants under all existing plans of TAP, including, but not limited to the restricted stock plan.

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

The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing re-certification process will be put in place for the third and fourth quarter of 1999 to ensure all business critical systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be approximately $52 million and is being expensed as incurred in the period 1996 through 1999. As of June 30, 1999, the Company has incurred approximately $47 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with whom it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

In addition, the Company has developed business resumption contingency plans to address perceived risks associated with the Year 2000 effort. These plans address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. These business resumption contingency plans would enable business critical units to function on January 1, 2000 in the event of an unexpected failure. Preparations for the management of the date change will continue through 1999.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may affect," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the Merger; customer responsiveness to both new products and distribution channels; the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims; and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 43 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1998 (File No. 1-14328), which description is incorporated by reference herein. A copy of the foregoing description is included as an exhibit to this Form 10-Q. In May 1999, the federal appellate court in Florida remanded the case to the district court. In June 1999, the Michigan court denied defendants' motion to dismiss the conspiracy count. In July 1999, the Georgia Supreme Court heard plaintiffs' appeal from the dismissal of the complaint; the New York court dismissed the complaint in substantial part and the Illinois court dismissed the complaint but granted plaintiffs leave to replead limited claims against limited defendants.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                                      TRAVELERS PROPERTY CASUALTY CORP.



Date:    August 11, 1999              By   /s/ William P. Hannon
                                         --------------------------------------
                                               William P. Hannon
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date:    August 11, 1999              By   /s/ Douglas K. Russell
                                         --------------------------------------
                                               Douglas K. Russell
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)