Form 10-Q
period 1999-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 1999-11-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                               ___________________

                         COMMISSION FILE NUMBER 1-14328
                               ___________________

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

                               ___________________


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999:

                CLASS A                               61,220,454
                CLASS B                              328,020,170

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                                                     Page No.

        Condensed Consolidated Statement of Income (Unaudited) -
           Three and Nine Months Ended September 30, 1999 and 1998                                    3

        Condensed Consolidated Balance Sheet - September 30, 1999 (Unaudited)
           and December 31, 1998                                                                      4

        Condensed Consolidated Statement of Changes in
           Stockholders' Equity (Unaudited) -
           Nine Months Ended September 30, 1999                                                       5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 1999 and 1998                                              6

        Notes to Condensed Consolidated Financial Statements (Unaudited)                              7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                          13


                           Part II - Other Information


Item 1.    Legal Proceedings                                                                         30

Item 6.    Exhibits and Reports on Form 8-K                                                          30

Exhibit Index                                                                                        31

Signatures                                                                                           32

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                1999           1998           1999            1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                                      $ 2,026         $ 1,975        $ 5,997         $ 5,776
Net investment income                                                             523             501          1,536           1,529
Fee income                                                                         70              74            204             233
Realized investment gains (losses)                                                (17)             33             30             109
Other revenues                                                                     17              18             59              80
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                               2,619           2,601          7,826           7,727
------------------------------------------------------------------------------------------------------------------------------------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                            1,591           1,531          4,551           4,416
Amortization of deferred acquisition costs                                        326             304            951             894
Interest expense                                                                   38              40            118             121
General and administrative expenses                                               234             301            845             959
------------------------------------------------------------------------------------------------------------------------------------
   Total claims and expenses                                                    2,189           2,176          6,465           6,390
------------------------------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative effect
   of changes in accounting principles                                            430             425          1,361           1,337
Federal income taxes                                                              110             110            353             362
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                          320             315          1,008             975
Cumulative effect of change in accounting for insurance-related
   assessments, net of tax                                                         --              --           (160)             --
Cumulative effect of change in accounting for insurance and
   reinsurance contracts that do not transfer insurance risk,
   net of tax                                                                      --              --             27              --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $   320         $   315        $   875         $   975
====================================================================================================================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of changes in
   accounting principles                                                      $  0.82         $  0.80        $  2.59         $  2.49
Cumulative effect of changes in accounting principles                              --              --          (0.34)             --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  0.82         $  0.80        $  2.25         $  2.49
====================================================================================================================================

Weighted average number of common shares outstanding                            388.8           392.3          389.3           392.3
------------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in
   accounting principles                                                      $  0.82         $  0.80        $  2.58         $  2.48
Cumulative effect of changes in accounting principles                              --              --          (0.34)             --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  0.82         $  0.80        $  2.24         $  2.48
====================================================================================================================================
Weighted average number of common shares outstanding
   and common stock equivalents                                                 390.0           392.9          390.4           392.9
====================================================================================================================================




            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                             1999                  1998
                                                                                          (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $25,866 and $26,580)           $   25,823             $  27,977
Equity securities, at fair value (cost, $1,162 and $796)                                      1,176                   828
Mortgage loans                                                                                  561                   574
Real estate held for sale                                                                       107                    83
Short-term securities                                                                         2,152                 1,597
Other investments                                                                             1,091                   827
------------------------------------------------------------------------------------------------------------------------------------
   Total investments                                                                         30,910                31,886
------------------------------------------------------------------------------------------------------------------------------------
Cash                                                                                             51                    62
Investment income accrued                                                                       393                   409
Premium balances receivable                                                                   2,843                 2,901
Reinsurance recoverables                                                                      9,345                 9,153
Deferred acquisition costs                                                                      530                   518
Deferred federal income taxes                                                                 1,546                 1,109
Contractholder receivables                                                                    2,086                 2,019
Goodwill                                                                                      1,426                 1,457
Other assets                                                                                  2,043                 1,760
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                          $   51,173             $  51,274
===================================================================================================================================
LIABILITIES
Claims and claim adjustment expense reserves                                             $   29,219             $  29,589
Unearned premium reserves                                                                     4,392                 4,166
Contractholder payables                                                                       2,086                 2,019
Long-term debt                                                                                1,050                 1,250
Other liabilities                                                                             4,657                 4,225
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                         41,404                41,249
------------------------------------------------------------------------------------------------------------------------------------
TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                                    900                   900
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued                                                                   1                     1
   Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                                  3                     3
Additional paid-in capital                                                                    5,479                 5,479
Retained earnings                                                                             3,781                 3,052
Accumulated other changes in equity from nonowner sources                                       (20)                  921
Treasury stock, at cost (shares, 9,950,327 and 8,544,687)                                      (347)                 (298)
Unearned compensation                                                                           (28)                  (33)
------------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                 8,869                 9,125
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                            $   51,173             $  51,274
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

-------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                  DOLLARS                             SHARES
                                                                  -------                             ------
COMMON STOCK AND ADDITIONAL
   PAID-IN CAPITAL                                                                            CLASS A           CLASS B
                                                                                          --------------    -------------
Balance, beginning and end of period                              $   5,483                   72,393,407      328,020,170
---------------------------------------------------------------------------

RETAINED EARNINGS
Balance, beginning of period                                          3,052
Net income                                                              875
Dividends                                                              (146)
---------------------------------------------------------------------------
Balance, end of period                                                3,781
---------------------------------------------------------------------------

ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                            921
Net unrealized loss on securities                                      (947)
Foreign currency translation adjustments                                  6
---------------------------------------------------------------------------
Balance, end of period                                                  (20)
---------------------------------------------------------------------------

TREASURY STOCK (AT COST)
Balance, beginning of period                                           (298)                  (8,544,687)               -
Net Capital Accumulation Plan grants                                     17                      536,860                -
Treasury stock acquired                                                 (66)                  (1,942,500)               -
---------------------------------------------------------------------------               -------------------------------
Balance, end of period                                                 (347)                  (9,950,327)               -
---------------------------------------------------------------------------               -------------------------------

UNEARNED COMPENSATION
Balance, beginning of period                                            (33)
Net issuance of restricted stock under
   Capital Accumulation Plan                                            (12)
Restricted stock amortization                                            17
---------------------------------------------------------------------------
Balance, end of period                                                  (28)
---------------------------------------------------------------------------               -------------------------------
   Total stockholders' equity and shares outstanding              $   8,869                   62,443,080      328,020,170
===========================================================================               ===============================



            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

-----------------------------------------------------------------------------------------
For the Nine Months Ended September 30,                              1999           1998
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $   389        $   745
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                                1,385          1,153
     Mortgage loans                                                     63            151
   Proceeds from sales of investments
     Fixed maturities                                                7,086          6,383
     Equity securities                                                 603            394
     Real estate held for sale                                           5             33
   Purchase of investments
     Fixed maturities                                               (7,694)        (7,888)
     Equity securities                                                (687)          (275)
     Mortgage loans                                                    (40)           (15)
     Investment real estate                                            (16)            --
   Short-term securities, net                                         (558)          (964)
   Other investments, net                                             (351)          (221)
   Securities transactions in course of settlement                     216            770
-----------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities            12           (479)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of commercial paper, net                                   --           (108)
   Payment of long-term debt                                          (200)            --
   Purchase of treasury stock                                          (66)           (12)
   Dividend to TIGI                                                   (123)           (98)
   Dividend to minority shareholders                                   (23)           (20)
-----------------------------------------------------------------------------------------
         Net cash used in financing activities                        (412)          (238)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash                                        (11)            28
Cash at beginning of period                                             62             47
-----------------------------------------------------------------------------------------
Cash at end of period                                              $    51        $    75
=========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                               $   261        $   294
   Interest paid                                                   $   105        $   107
=========================================================================================



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

     Effective January 1, 1999, the Company adopted the AcSEC Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of the initial adoption of this SOP is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 97-3, the Company recorded a charge of $160 million after tax, reflected as a cumulative catch-up adjustment. Aside from the initial impact at adoption, this SOP is not expected to have a significant impact on results of operations, financial condition or liquidity. In September 1999, the Company recorded a benefit to earnings of approximately $58 million after tax as a result of legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds, one of the types of funds covered by SOP 97-3.

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

3.   Segment Information

---------------------------------------------------------------------------------------
                                                                               TOTAL
(at and for the three months ended          COMMERCIAL       PERSONAL        REPORTABLE
September 30, in millions)                     LINES           LINES          SEGMENTS
---------------------------------------------------------------------------------------
1999
Revenues
  Premiums                                   $  1,110        $    916        $  2,026
  Net investment income                           420             102             522
  Fee income                                       70              --              70
  Realized investment losses                       (8)             (9)            (17)
  Other                                             3              13              16
---------------------------------------------------------------------------------------
    Total revenues                           $  1,595        $  1,022        $  2,617
=======================================================================================
Operating income (1)                         $    321        $     37        $    358
Assets                                         42,999           7,579          50,578
---------------------------------------------------------------------------------------
1998
Revenues
  Premiums                                   $  1,139        $    836        $  1,975
  Net investment income                           412              89             501
  Fee income                                       74              --              74
  Realized investment gains                        26               7              33
  Other                                             4              12              16
---------------------------------------------------------------------------------------
    Total revenues                           $  1,655        $    944        $  2,599
=======================================================================================
Operating income (1)                         $    231        $     90        $    321
Assets                                         44,714           7,585          52,299
---------------------------------------------------------------------------------------

(1) Operating income excludes realized investment gains (losses) and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3.   Segment Information, Continued

--------------------------------------------------------------------------------------
                                                                              TOTAL
     (at and for the nine months ended        COMMERCIAL      PERSONAL      REPORTABLE
     September 30, in millions)                  LINES         LINES         SEGMENTS
--------------------------------------------------------------------------------------
1999
     Revenues
       Premiums                                 $ 3,284       $ 2,713        $ 5,997
       Net investment income                      1,243           291          1,534
       Fee income                                   204            --            204
       Realized investment gains (losses)            44           (14)            30
       Other                                         17            42             59
--------------------------------------------------------------------------------------
         Total revenues                         $ 4,792       $ 3,032        $ 7,824
======================================================================================

     Operating income (1)                       $   823       $   249        $ 1,072
     Assets                                      42,999         7,579         50,578
--------------------------------------------------------------------------------------

1998
     Revenues
       Premiums                                 $ 3,367       $ 2,409        $ 5,776
       Net investment income                      1,248           279          1,527
       Fee income                                   233            --            233
       Realized investment gains                     90            19            109
       Other                                         33            40             73
--------------------------------------------------------------------------------------
         Total revenues                         $ 4,971       $ 2,747        $ 7,718
======================================================================================

    Operating income (1)                        $   683       $   306        $   989
     Assets                                      44,714         7,585         52,299
======================================================================================

(1) Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.


BUSINESS SEGMENT RECONCILIATION

----------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
       (in millions)                                           1999            1998          1999           1998
----------------------------------------------------------------------------------------------------------------
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments          $   358        $   321        $ 1,072        $   989
     Other operating loss (1)                                    (26)           (27)           (83)           (85)
     Realized investment gains (losses)                          (12)            21             19             71
     Cumulative effect of changes in accounting for:
       Insurance-related assessments                              --             --           (160)            --
       Insurance and reinsurance contracts that do not
         transfer insurance risk                                  --             --             27             --
----------------------------------------------------------------------------------------------------------------
       Total consolidated net income                         $   320        $   315        $   875        $   975
=================================================================================================================


(1) The primary component of the other operating loss is after-tax interest expense of $25 million and $26 million for the three months ended September 30, 1999 and 1998, respectively, and $77 million and $79 million for the nine months ended September 30, 1999 and 1998, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

--------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
     (in millions)                                           1999            1998          1999         1998
--------------------------------------------------------------------------------------------------------------
     Net income                                            $   320        $   315       $   875        $   975
     Net unrealized gain (loss) on securities                 (210)           355          (947)           406
     Foreign currency translation adjustments                    5             --             6             (1)
--------------------------------------------------------------------------------------------------------------
       Total changes in equity from nonowner sources       $   115        $   670       $   (66)       $ 1,380
==============================================================================================================


5.   Earnings per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Capital Accumulation Plan and other restricted stock plans. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for net income:

====================================================================================================================================
     (for the nine months ended September 30, 1999,                                  INCOME               SHARES           PER SHARE
     in millions, except per share amounts)                                        (NUMERATOR)         (DENOMINATOR)        AMOUNTS
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS - income available to common stockholders                                    $875               389.3               $2.25
Effects of dilutive securities - restricted stock                                        --                 1.1               (0.01)
------------------------------------------------------------------------------------------------------------------------------------
Diluted EPS - income available to common
   stockholders and assumed conversions                                                $875               390.4               $2.24
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
     (for the nine months ended September 30, 1998,                                   INCOME             SHARES            PER SHARE
     in millions, except per share amounts)                                         (NUMERATOR)       (DENOMINATOR)         AMOUNTS
------------------------------------------------------------------------------------------------------------------------------------
     Basic EPS - income available to common stockholders                              $975              392.3              $2.49

     Effects of dilutive securities - restricted stock                                  --                 .6              (0.01)
------------------------------------------------------------------------------------------------------------------------------------
     Diluted EPS - income available to common
        stockholders and assumed conversions                                          $975              392.9              $2.48
====================================================================================================================================


     For the three months ended September 30, 1999 and 1998, there was no significant effect on EPS from dilutive securities issued.

6.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1999, this requirement was exceeded by approximately $4.7 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At September 30, 1999, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.   Capital and Debt, continued

     At September 30, 1999, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     On September 1, 1999, TAP repaid $200 million for its 6-3/4% note which matured on that date, thereby reducing its long-term debt outstanding to $1.1 billion. Additionally, on October 1, 1999, TAP repaid $200 million for its 6-1/4% note which matured on that date.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP received $850 million of dividends from its insurance subsidiaries during the first nine months of 1999.

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

     The reserves carried for environmental and asbestos claims at September 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


8.   Bank Holding Company Act of 1956 Restrictions

     Citigroup is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company (October 8, 1998) to comply with all applicable provisions.

     On November 4, 1999, Congress passed the Gramm-Leach-Bliley Act (the Bill), which President Clinton has indicated he will sign and which would become effective in most significant respects 120 days after enactment. If President Clinton signs the Bill into law, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in the BHCA) and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates may engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) would be permitted to continue to operate their insurance businesses as currently structured and, if they so determined, to expand those businesses through acquisition or otherwise. They would also have increased ability to make investments in companies engaged in non-financial activities.

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

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions.

On November 4, 1999, Congress passed the Gramm-Leach-Bliley Act (the Bill), which President Clinton has indicated he will sign and which would become effective in most significant respects 120 days after enactment. If President Clinton signs the Bill into law, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in the BHCA) and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates may engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) would be permitted to continue to operate their insurance businesses as currently structured and, if they so determined, to expand those businesses through acquisition or otherwise. They would also have increased ability to make investments in companies engaged in non-financial activities.

===================================================================================================================================
CONSOLIDATED RESULTS OF OPERATIONS                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
(in millions, except per share data)                                         1999           1998            1999             1998
===================================================================================================================================
Revenues ............................................................    $   2,619       $   2,601       $   7,826        $   7,727
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles .    $     320       $     315       $   1,008        $     975
Cumulative effect of changes in accounting principles ...............           --              --            (133)              --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (1) ......................................................    $     320       $     315       $     875        $     975
-----------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles    $    0.82       $    0.80       $    2.59        $    2.49
  Cumulative effect of changes in accounting principles .............           --              --           (0.34)              --
-----------------------------------------------------------------------------------------------------------------------------------
  Net income ........................................................    $    0.82       $    0.80       $    2.25        $    2.49
-----------------------------------------------------------------------------------------------------------------------------------
  Weighted average number of common shares outstanding ..............        388.8           392.3           389.3            392.3
-----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles    $    0.82       $    0.80       $    2.58        $    2.48
  Cumulative effect of changes in accounting principles .............           --              --           (0.34)              --
-----------------------------------------------------------------------------------------------------------------------------------
  Net income ........................................................    $    0.82       $    0.80       $    2.24        $    2.48
-----------------------------------------------------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding and common stock equivalents ................        390.0           392.9           390.4            392.9
-----------------------------------------------------------------------------------------------------------------------------------


(1) Net income includes $12 million of realized investment losses in the three months ended September 30, 1999 and $21 million of realized investment gains in the three months ended September 30, 1998, and $19 million and $71 million of realized investment gains in the nine months ended September 30, 1999 and 1998, respectively.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Operating earnings, which exclude realized investment gains and losses, were $332 million or $0.85 per share in the third quarter of 1999, an increase of $38 million or $0.10 per share from $294 million or $0.75 per share in the third quarter of 1998. The increase in operating earnings was primarily due to a benefit of $58 million as a result of legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds and favorable prior-year reserve development in Commercial Lines. This increase in operating earnings was partially offset by a $33 million charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products and higher catastrophe losses in Personal Lines due to Hurricane Floyd. The TRAVELERS SECURE(R) program distributed Personal Lines products through the independent agents of Primerica Financial Services, a unit of Citigroup.

Revenues of $2.619 billion in the third quarter of 1999 increased $18 million from $2.601 billion in the third quarter of 1998. This increase was primarily attributable to a $51 million increase in earned premiums and a $22 million increase in net investment income, partially offset by a $50 million decrease in realized investment gains (losses). The increase in earned premiums was primarily due to increased production in Personal Lines.

Net investment income was $523 million in the third quarter of 1999, an increase of $22 million from the third quarter of 1998, reflecting a higher yield.

Fee income in the third quarter of 1999 was $70 million, a $4 million decrease from the third quarter of 1998. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

Claims and expenses of $2.189 billion in the third quarter of 1999 increased $13 million from the third quarter of 1998. The increase was primarily the result of increased claims related to the growth in premiums in Personal Lines, higher catastrophe losses due to Hurricane Floyd and the TRAVELERS SECURE(R) charge, partially offset by a reduction in general and administrative expenses, favorable prior-year reserve development in Commercial Lines and the benefit related to the legislative actions in New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds.

The Company's effective federal tax rate was 26% in both the third quarter of 1999 and 1998. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:

--------------------------------------------------------------------------------
Three Months Ended September 30,                              1999         1998
--------------------------------------------------------------------------------
STATUTORY:
     Loss and loss adjustment expense (LAE) ratio ....        80.5%        74.8%
     Underwriting expense ratio ......................        29.2         28.2
     Combined ratio before policyholder dividends ....       109.7        103.0
     Combined ratio ..................................       110.4        103.7
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio ..............................        75.8%        74.7%
     Underwriting expense ratio ......................        25.4         27.5
     Combined ratio before policyholder dividends ....       101.2        102.2
     Combined ratio ..................................       101.9        102.9
--------------------------------------------------------------------------------

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The third quarter of 1999 statutory combined ratio before policyholder dividends includes the treatment, on a statutory basis only, of a commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends was 104.5%. The increase in the third quarter of 1999 statutory combined ratio before policyholder dividends excluding the commutation compared to the third quarter of 1998 was due to higher catastrophe losses and a charge related to curtailing the sale of TRAVELERS SECURE(R) policies, partially offset by favorable prior-year reserve development in Commercial Lines.

The improvement in the third quarter of 1999 GAAP combined ratio before policyholder dividends compared to the third quarter of 1998 was due to a benefit resulting from legislative actions by the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds and favorable prior-year reserve development in Commercial Lines, partially offset by higher catastrophe losses and the charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income was $875 million in the first nine months of 1999 compared to $975 million in the first nine months of 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Excluding realized investment gains and the cumulative effect of changes in accounting principles in the first nine months of 1999 described above, operating income was $989 million or $2.53 per share (diluted) for the nine months ended September 30, 1999 compared to $904 million or $2.30 per share (diluted) for the nine months ended September 30, 1998. The increase in operating income in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was due to a benefit as a result of legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds, favorable prior-year reserve development and lower operating expenses in Commercial Lines, partially offset by higher catastrophe losses in Personal Lines, higher loss ratios in the TRAVELERS SECURE(R) program and a charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products.

The statutory and GAAP combined ratios were as follows:

---------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  1999                     1998
---------------------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio.........................................................  75.0%                   73.7%
     Underwriting expense ratio.................................................  28.5                    28.7
     Combined ratio before policyholder dividends............................... 103.5                   102.4
     Combined ratio............................................................. 104.0                   103.1
---------------------------------------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio.........................................................  73.3%                   73.4%
     Underwriting expense ratio.................................................  27.4                    28.5
     Combined ratio before policyholder dividends............................... 100.7                   101.9
     Combined ratio............................................................. 101.2                   102.6
---------------------------------------------------------------------------------------------------------------


GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first nine months of 1999 statutory combined ratio before policyholder dividends includes the treatment, on a statutory basis only, of a commutation of an asbestos liability to an insured. In addition, the first nine months of 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding these items, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 1999 would have been 101.6% and 101.0%, respectively.

The improvement in the first nine months of 1999 statutory and GAAP combined ratios before policyholder dividends excluding these items compared to the first nine months of 1998 was due to favorable prior-year reserve development in Commercial Lines, continued productivity improvements and expense savings, partially offset by higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and the charge related to curtailing the sale of TRAVELERS SECURE(R) policies. In addition, the first nine months of 1999 GAAP combined ratio before policyholder dividends benefited from legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds.

The other consolidated operating trends for the nine months ended September 30, 1999 and 1998 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

COMMERCIAL LINES

-------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                     1999                    1998
-------------------------------------------------------------------------------------------------------------------
(in millions)
Revenues........................................................................  $  1,595                $   1,655
Net income (1)..................................................................  $    315                $     247


(1) Commercial Lines net income includes $6 million of realized investment losses in the three months ended September 30, 1999 and $16 million of realized investment gains in the three months ended September 30, 1998.

Commercial Lines operating income, which excludes realized investment gains and losses, was $321 million in the third quarter of 1999 compared to $231 million in the third quarter of 1998. This increase includes a benefit of $58 million as a result of legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. The improvement also reflects favorable prior-year reserve development, lower weather-related losses despite catastrophe losses due to Hurricane Floyd and continued expense savings. Operating results reflected the Company's long-standing insistence on maintaining discipline in the highly competitive commercial lines marketplace and on growing business only where market conditions warrant.

Revenues were $1.595 billion in the third quarter of 1999 compared to $1.655 billion in the third quarter of 1998. This decrease primarily reflected lower earned premiums, lower realized investment gains (losses) and lower fee income, partially offset by higher net investment income.

Commercial Lines net written premiums in the third quarter of 1999 totaled $1.132 billion, down $36 million from $1.168 billion in the third quarter of 1998. This decrease reflected additional reinsurance coverage, the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Fee income in the third quarter of 1999 was $70 million compared to $74 million in the third quarter of 1998. The $4 million decrease in fee income was primarily due to the depopulation of involuntary pools serviced by the Company.

National Accounts works with national brokers and regional agents providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $149 million in the third quarter of 1999 compared to $175 million in the third quarter of 1998. The $26 million decrease reflected the impact of additional reinsurance coverage and the Company's continued disciplined approach to underwriting and risk management.

National Accounts new business was significantly lower in the third quarter of 1999 than in the third quarter of 1998, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio in the third quarter of 1999 was virtually the same as that in the third quarter of 1998.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $470 million in the third quarter of 1999 compared to $446 million in the third quarter of 1998. The increase reflected growth in specific business segments and the improving rate environment.

Commercial Accounts new business in the third quarter of 1999 was marginally lower than in the third quarter of 1998, reflecting the Company's focus on obtaining new accounts only where it can maintain its selective underwriting policy. Commercial Accounts business retention ratio was moderately higher in the third quarter of 1999 than in the third quarter of 1998. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $355 million in the third quarter of 1999 compared to $366 million in the third quarter of 1998, reflecting the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

New premium business in Select Accounts was moderately lower in the third quarter of 1999 compared to the third quarter of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the third quarter of 1999 and was virtually the same as that in the third quarter of 1998.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $158 million in the third quarter of 1999 compared to $181 million in the third quarter of 1998. This decrease primarily reflected additional reinsurance coverage, a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $1.164 billion in the third quarter of 1999 were down from $1.325 billion in the third quarter of 1998. This decrease reflects the benefit as a result of the legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. It also includes favorable prior-year reserve development, lower weather-related losses despite catastrophe losses due to Hurricane Floyd and continued expense savings.

Catastrophe losses, net of taxes and reinsurance, were $17 million in the third quarter of 1999 compared to $15 million in the third quarter of 1998. The 1999 catastrophe losses were primarily due to Hurricane Floyd while the 1998 catastrophe losses were primarily due to Hurricane Georges.


Statutory and GAAP combined ratios for Commercial Lines were as follows:
------------------------------------------------------------------------------
Three Months Ended September 30,                        1999        1998
------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio ..............................   83.7%      78.7%
     Underwriting expense ratio ......................   30.9       29.3
     Combined ratio before policyholder dividends ....  114.6      108.0
     Combined ratio ..................................  115.9      109.2
------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio ..............................   74.0%      78.5%
     Underwriting expense ratio ......................   22.8       29.4
     Combined ratio before policyholder dividends ....   96.8      107.9
     Combined ratio ..................................   98.1      109.1
------------------------------------------------------------------------------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the third quarter of 1999 statutory combined ratio before policyholder dividends compared to the third quarter of 1998 was principally due to the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends was 105.1%. The improvement in the third quarter of 1999 statutory combined ratio before policyholder dividends excluding the commutation was primarily due to favorable prior-year reserve development and lower weather-related losses. The improvement in the third quarter of 1999 GAAP combined ratio before policyholder dividends compared to the third quarter of 1998 was due to favorable prior-year reserve development, the benefit of the New York and Pennsylvania legislative actions and lower weather-related losses, partially offset by lower fee income.

PERSONAL LINES
------------------------------------------------------------------------------
Three Months Ended September 30,                            1999         1998
------------------------------------------------------------------------------
(in millions)
Revenues ................................................  $ 1,022      $   944
Net income (1) ..........................................  $    31      $    95

(1) Personal Lines net income includes $6 million of realized investment losses in the three months ended September 30, 1999, and $5 million of realized investment gains in the three months ended September 30, 1998.

Personal Lines operating income, which excludes realized investment gains and losses, was $37 million in the third quarter of 1999 compared to $90 million in the third quarter of 1998. The 1999 decrease reflects the charge related to curtailing the sale of TRAVELERS SECURE(R) policies, higher catastrophe losses due to Hurricane Floyd and lower favorable prior-year reserve development, partially offset by an increase in income due to the growth in earned premiums. The TRAVELERS SECURE(R) program distributed Personal Lines products through the independent agents of Primerica Financial Services, a unit of Citigroup. During this quarter, the Company decided to curtail the sale of its TRAVELERS SECURE(R) auto and homeowners products because losses exceeded levels anticipated in the pricing of the products.

Revenues were $1.022 billion in the third quarter of 1999 compared to $944 million in the third quarter of 1998. This increase primarily reflected an increase in earned premiums of $80 million.

Net written premiums in the third quarter of 1999 were $952 million compared to $909 million in the third quarter of 1998. This increase reflected growth in independent agents business and growth in affinity group marketing and joint marketing arrangements. Business retention continued to be strong.

Personal Lines claims and expenses of $983 million in the third quarter of 1999 increased $175 million from the third quarter of 1998. This increase was primarily the result of higher losses associated with the growth in premiums, higher catastrophe losses due to Hurricane Floyd and lower favorable prior-year reserve development. In addition, the third quarter of 1999 included the charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products.

Catastrophe losses, net of taxes and reinsurance, were $48 million in the third quarter of 1999, compared to $22 million in the third quarter of 1998. The 1999 catastrophe losses were primarily due to Hurricane Floyd. The 1998 catastrophe losses were primarily due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast.

Statutory and GAAP combined ratios for Personal Lines were as follows:
===============================================================================
Three Months Ended September 30,                    1999      1998
-------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio ....................        76.8%     69.5%
     Underwriting expense ratio ............        27.2      26.8
     Combined ratio ........................       104.0      96.3
-------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio ....................       77.9%     69.5%
     Underwriting expense ratio ............       28.3      25.0
     Combined ratio ........................      106.2      94.5
===============================================================================

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the third quarter of 1999 statutory and GAAP combined ratios compared to the third quarter of 1998 was primarily due to higher catastrophe losses due to Hurricane Floyd, the TRAVELERS SECURE(R) charge and lower favorable prior-year reserve development in the automobile bodily injury line.

INTEREST EXPENSE AND OTHER
-------------------------------------------------------------------------------
Three Months Ended September 30,                 1999                  1998
-------------------------------------------------------------------------------
(in millions)
Revenues...................................  $    2                  $    2
Net loss...................................  $  (26)                 $  (27)
-------------------------------------------------------------------------------

The primary component of net loss for the third quarter of 1999 and 1998 was after-tax interest expense of $25 million and $26 million, respectively.


SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

COMMERCIAL LINES
--------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                            1999         1998
--------------------------------------------------------------------------------------------
(in millions)
Revenues ........................................................       $ 4,792      $ 4,971
--------------------------------------------------------------------------------------------
Income before cumulative effect of changes
in accounting principles ........................................       $   851      $   742
Cumulative effect of changes in accounting principles ...........          (133)          --
--------------------------------------------------------------------------------------------
Net income (1) .................................................        $   718      $   742
--------------------------------------------------------------------------------------------

(1) Commercial Lines net income includes $28 million and $59 million of realized investment gains in the nine months ended September 30, 1999 and 1998, respectively.

Net income was $718 million in the first nine months of 1999 compared to $742 million in the first nine months of 1998. Net income in 1999 included a charge in the first quarter of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $823 million in the nine months ended September 30, 1999, compared to $683 million in the nine months ended September 30, 1998. The increase in operating income in the 1999 period includes a benefit of $58 million as a result of legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. The improvement also reflects favorable prior-year reserve development, lower weather-related losses despite the effects of Hurricane Floyd and continued expense savings, partially offset by lower fee income.

Revenues were $4.792 billion in the first nine months of 1999 compared to $4.971 billion in the first nine months of 1998. This decrease reflected lower levels of earned premiums, realized investment gains, fee income, and net investment income.

Commercial Lines net written premiums in the first nine months of 1999 totaled $3.341 billion, down $160 million from $3.501 billion in the first nine months of 1998, reflecting additional reinsurance coverage, the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Fee income in the first nine months of 1999 was $204 million, a $29 million decrease from the first nine months of 1998. This decrease was primarily due to the depopulation of involuntary pools serviced by the Company.

National Accounts net written premiums were $400 million in the first nine months of 1999 compared to $484 million in the first nine months of 1998. This decrease reflects the impact of additional reinsurance coverage and the Company's continued disciplined approach to underwriting and risk management. National Accounts new business in the first nine months of 1999 was significantly lower compared to the first nine months of 1998, reflecting the Company's continued disciplined approach to the highly competitive marketplace. National Accounts business retention ratio was moderately higher in the first nine months of 1999 compared to the first nine months of 1998, reflecting the loss of one large account in the second quarter of 1998.

Commercial Accounts net written premiums were $1.354 billion in the first nine months of 1999 compared to $1.349 billion in the first nine months of 1998. This slight increase reflected the improving rate environment and growth in specific business segments, partially offset by the Company's continued disciplined approach to underwriting and risk management. For the first nine months of 1999, new premium business in Commercial Accounts significantly declined compared to the first nine months of 1998, reflecting the Company's focus on obtaining new business accounts only where it can maintain its selective underwriting policy. The Commercial Accounts business retention ratio in the first nine months of 1999 remained virtually the same compared to the first nine months of 1998. Commercial Accounts continues to focus on the retention of existing business while maintaining its product pricing standards and its selective underwriting policy.

Select Accounts net written premiums of $1.121 billion in the first nine months of 1999 decreased $17 million from $1.138 billion in the first nine months of 1998. The decrease in Select Accounts net written premiums reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was significantly lower in the first nine months of 1999 compared to the first nine months of 1998, reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio remained strong in the first nine months of 1999 and was virtually the same as that in the first nine months of 1998.

Specialty Accounts net written premiums were $466 million in the first nine months of 1999 compared to $530 million in the first nine months of 1998. This decrease primarily reflects the impact of additional reinsurance coverage, a highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management.

Commercial Lines claims and expenses of $3.645 billion in the first nine months of 1999 decreased $323 million from the first nine months of 1998. This decrease reflects the benefit resulting from the legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. It also includes favorable prior-year reserve development, lower weather-related losses despite the effects of Hurricane Floyd and continued expense savings.

Catastrophe losses, net of taxes and reinsurance, were $27 million in the first nine months of 1999 compared to $25 million in the first nine months of 1998. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter, while the 1998 catastrophe losses were due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

--------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  1999                    1998
--------------------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio.........................................................   78.4%                 78.6%
     Underwriting expense ratio.................................................   30.0                  29.5
     Combined ratio before policyholder dividends...............................  108.4                 108.1
     Combined ratio.............................................................  109.4                 109.3
--------------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.........................................................   74.9%                 78.2%
     Underwriting expense ratio.................................................   28.4                  30.3
     Combined ratio before policyholder dividends...............................  103.3                 108.5
     Combined ratio.............................................................  104.3                 109.7
--------------------------------------------------------------------------------------------------------------

The first nine months of 1999 statutory combined ratio before policyholder dividends reflects the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends was 105.2% in the first nine months of 1999 compared to 108.1% in the first nine months of 1998. The improvement was primarily due to favorable prior-year reserve development and lower weather-related losses. The improvement in the first nine months of 1999 GAAP combined ratio before policyholder dividends compared to the first nine months of 1998 was primarily due to favorable prior-year reserve development, lower weather-related losses and the benefit of the New York and Pennsylvania legislative actions, partially offset by lower fee income.

PERSONAL LINES

--------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                    1999                 1998
--------------------------------------------------------------------------------------------------------------
(in millions)
Revenues........................................................................ $ 3,032              $ 2,747
Net income (1).................................................................. $   240              $   318
--------------------------------------------------------------------------------------------------------------

(1) Personal Lines net income includes $9 million of realized investment losses in the nine months ended September 30, 1999 and $12 million of realized investment gains in the nine months ended September 30, 1998.

Personal Lines operating income, which excludes realized investment gains and losses, was $249 million in the first nine months of 1999 compared to $306 million in the first nine months of 1998. The decrease in operating income in the 1999 period was primarily due to higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products and lower prior-year favorable reserve development, partially offset by the increase in income due to the growth in earned premiums.

Net written premiums in the first nine months of 1999 were $2.814 billion (excluding an adjustment of $72 million due to a change in the quota share reinsurance arrangement), compared to $2.589 billion in the first nine months of 1998. This increase primarily reflects growth in independent agents business and growth in affinity group marketing and joint marketing arrangements. Business retention continued to be strong. During this period, the Company decided to curtail the sale of its TRAVELERS SECURE(R) auto and homeowners products.

Personal Lines claims and expenses of $2.690 billion in the first nine months of 1999 increased $407 million from the first nine months of 1998. This increase was primarily the result of higher losses associated with the growth in premiums, higher catastrophe losses and lower favorable prior-year reserve development. In addition, the first nine months of 1999 included higher loss ratios in the TRAVELERS SECURE(R) program and the charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products.

Catastrophe losses, after taxes and reinsurance, were $79 million in the first nine months of 1999 compared to $44 million in the first nine months of 1998. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter, wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. The 1998 catastrophe losses were due to Hurricanes Bonnie and Georges and windstorms in the Midwest and Northeast in the third quarter, tornadoes and wind and hail storms in the Southeast and Midwest in the second quarter and ice storms in northern New York and New England and windstorms on the East Coast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  1999             1998
------------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio.........................................................  70.9%           66.7%
     Underwriting expense ratio.................................................  26.7            27.5
     Combined ratio.............................................................  97.6            94.2
------------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.........................................................  71.3%           66.7%
     Underwriting expense ratio.................................................  26.2            26.1
     Combined ratio.............................................................  97.5            92.8
------------------------------------------------------------------------------------------------------

The first nine months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first nine months of 1999 would have been 97.3% and 98.1%, respectively. The increase in the first nine months of 1999 statutory and GAAP combined ratios excluding this adjustment compared to the first nine months of 1998 was due to higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the TRAVELERS SECURE(R) charge and lower favorable prior-year reserve development in the automobile bodily injury line, partially offset by productivity improvements.

INTEREST EXPENSE AND OTHER

--------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                               1999         1998
---------------------------------------------------------------------------------------------------
(in millions)
Revenues................................................................... $     2       $     9
Net income (loss).......................................................... $   (83)      $   (85)
---------------------------------------------------------------------------------------------------

The primary component of net income (loss) for the nine months ended September 30, 1999 and 1998 was after-tax interest expense of $77 million and $79 million, respectively.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 1999, approximately 17% of the net aggregate reserve (i.e., approximately $119 million) consists of case reserve for resolved claims. The balance, approximately 83% of the net aggregate reserve (i.e., approximately $587 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------
Environmental Losses
Nine Months Ended September 30,                                                      1999                     1998
-------------------------------------------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct.......................................................................  $    928              $   1,193
   Ceded........................................................................       (96)                   (74)
-------------------------------------------------------------------------------------------------------------------
     Net........................................................................       832                  1,119
Incurred losses and loss expenses:
   Direct.......................................................................       109                     96
   Ceded........................................................................       (66)                   (57)
 Losses paid:
   Direct ......................................................................       192                     292
   Ceded........................................................................       (23)                    (44)
-------------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................       845                     997
   Ceded........................................................................      (139)                    (87)
-------------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    706                  $  910
===================================================================================================================

ASBESTOS CLAIMS

At September 30, 1999, approximately 13% of the net aggregate reserve (i.e., approximately $108 million) is for pending asbestos claims. The balance, approximately 87% (i.e., approximately $729 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 1999 and 1998.


-------------------------------------------------------------------------------------------------------------------
Asbestos Losses
Nine Months Ended September 30,                                                      1999                  1998
-------------------------------------------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,252              $  1,363
   Ceded........................................................................      (266)                 (249)
-------------------------------------------------------------------------------------------------------------------
     Net........................................................................       986                 1,114
Incurred losses and loss expenses:
   Direct.......................................................................        90                   119
   Ceded........................................................................       (47)                  (69)
Losses paid:
   Direct ......................................................................       279                   193
   Ceded........................................................................       (87)                  (49)
-------------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................     1,063                 1,289
   Ceded........................................................................      (226)                 (269)
-------------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    837              $  1,020
===================================================================================================================

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at September 30, 1999 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 1999, approximately 22% of the net aggregate reserve (i.e., approximately $194 million) is for pending CIOTA claims. The balance, approximately 78% (i.e., approximately $701 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 1999 and 1998.

---------------------------------------------------------------------------------------------------------------------
CIOTA Losses
Nine Months Ended September 30,                                                      1999                       1998
---------------------------------------------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct.......................................................................  $  1,346                  $   1,520
   Ceded........................................................................      (392)                      (432)
---------------------------------------------------------------------------------------------------------------------
     Net........................................................................       954                      1,088
Incurred losses and loss expenses:
   Direct.......................................................................       (29)                       (15)
   Ceded........................................................................        24                         22
Losses paid:
   Direct.......................................................................       105                         52
   Ceded........................................................................       (51)                        (5)
---------------------------------------------------------------------------------------------------------------------
Ending reserves:
   Direct.......................................................................     1,212                      1,453
   Ceded........................................................................      (317)                      (405)
---------------------------------------------------------------------------------------------------------------------
     Net........................................................................  $    895                  $   1,048
---------------------------------------------------------------------------------------------------------------------

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at September 30, 1999 totaled $30.9 billion, of which 83.5% was invested in fixed maturity investments, 3.8% in common stocks and other equity securities, 2.2% in mortgage loans and real estate held for sale and 10.5% in short-term and other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.4 years at such date. Included in fixed maturity investments are non-investment grade securities totaling $1.3 billion, representing 5.0% of the Company's fixed maturity investments as of September 30, 1999. The following table reflects the average yield (annualized) of the investment portfolio excluding unrealized and realized investment gains and losses:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                       ---------------------              ---------------------
         Average Yield (Annualized)                    1999             1998              1999             1998
         --------------------------                    ----             ----              ----             ----
             Before tax                                7.00%            6.77%             6.87%            6.95%
             After tax                                 5.10%            4.93%             5.01%            5.02%

Cash flow needs at TAP include stockholder dividends and debt service. TAP is a holding company and has no direct operations. Accordingly, TAP meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TAP currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit. Also, TAP will continue to be able to make borrowings from a syndicate of banks under a Credit Facility, which it has reduced to $250 million, none of which is currently utilized. The Credit Facility expires in December 2001. Under the Credit Facility, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 1999, this requirement was exceeded by approximately $4.7 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. If the Company had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 1999, TAP had no commercial paper outstanding.

On September 1, 1999, TAP repaid $200 million for its 6 3/4% note which matured on that date, thereby reducing its long-term debt outstanding to $1.1 billion. Additionally, on October 1, 1999, TAP repaid $200 million for its 6 1/4% note which matured on that date.

TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.0 billion in 1999 without prior approval of the Connecticut Insurance Department. TAP has received $850 million of dividends from its insurance subsidiaries during the first nine months of 1999.

On January 19, 1999 and January 28, 1998, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan, reissued 476,189 and 763,654 shares, respectively, of treasury stock in the form of restricted Class A Common Stock to participating officers and other key employees. The fair market values per share of the 1999 and 1998 restricted stock awards at the grant date were $31.88 and $43.71, respectively. The restricted stock generally vests after a three-year period. Except under limited circumstances, the stock cannot be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grant represents the market value of TAP's common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. The compensation cost charged to earnings for these restricted Class A Common Stock awards, as well as previous awards, was $17 million and $14 million for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, there were 5,844,149 shares available for future grants under all existing plans of TAP, including, but not limited to the restricted stock plan.

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

The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing re-certification process will continue through the fourth quarter of 1999 to ensure all business critical systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be approximately $52 million and is being expensed as incurred in the period 1996 through 1999. As of September 30, 1999, the Company has incurred approximately $49 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with whom it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 43 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1998 (File No. 1-14328), which description is incorporated by reference herein. A copy of the foregoing description is included as an exhibit to this Form 10-Q. In November 1999, the Michigan Court of Appeals agreed to hear defendants' appeal of the lower court's June 1999 order, which denied defendants' motion to dismiss the complaint.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  EXHIBIT INDEX
                                  -------------


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

--------------------
+    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TRAVELERS PROPERTY CASUALTY CORP.



Date:    November 11, 1999         By    /s/ William P. Hannon
                                      --------------------------------------
                                       William P. Hannon
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date:    November 11, 1999         By    /s/ Douglas K. Russell
                                      ------------------------------------
                                       Douglas K. Russell
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)