Form 10-K
period 1999-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2000-03-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         FOR THE TRANSITION PERIOD FROM          TO
                                                        -------     ------
                                ----------------


                         COMMISSION FILE NUMBER 1-14328
                                ----------------
                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                         06-1445591
(STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
             OR ORGANIZATION)


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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES \X\ NO \ \


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. \X\

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 3, 2000 WAS APPROXIMATELY $1.91 BILLION.

AS OF MARCH 3, 2000, 57,131,376 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE, AND 328,020,170 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 18, 2000 ARE INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                        TRAVELERS PROPERTY CASUALTY CORP.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999
                         ------------------------------
                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                     PAGE

         PART I

1.       Business...............................................................        1
2.       Properties.............................................................       44
3.       Legal Proceedings......................................................       44
4.       Submission of Matters to a Vote of Security Holders....................       45

         PART II

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters..........................................       45
6.       Selected Financial Data................................................       46
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................       46
7A.      Quantitative and Qualitative Disclosures About Market Risk.............       46
8.       Financial Statements and Supplementary Data............................       47
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................................       47

         PART III

10.      Directors and Executive Officers of the Registrant.....................       47
11.      Executive Compensation.................................................       47
12.      Security Ownership of Certain Beneficial Owners
           and Management.......................................................       47
13.      Certain Relationships and Related Transactions.........................       47

         PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..........................................................       48
         Exhibit Index..........................................................       49
         Signatures.............................................................       53
         Index to Consolidated Financial Statements and Schedules...............      F-1

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

         Citigroup owns approximately 85% of the Company's outstanding common stock at December 31, 1999. Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

         The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.


         This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services; (ii) a description of Interest Expense and Other; and (iii) certain other information.(1) A glossary of insurance terms is included beginning on page 35.
-----------


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

COMMERCIAL LINES

         The Company is the third largest writer of commercial lines insurance in the United States based on 1998 direct written premiums published by A.M. Best Company ("A.M. Best"). The Company's Commercial Lines offers a broad array of property and casualty insurance and insurance-related services to its customers. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large corporations; Commercial Accounts, serving mid-size businesses for casualty products and both large and mid-size businesses for property products; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry. In 1999, Commercial Lines generated net written premiums of $4.4 billion.

         SELECTED PRODUCT AND MARKET INFORMATION

         The accompanying table sets forth by product line and market net written premiums for Commercial Lines for the periods indicated. For a description of the product lines and markets referred to in the table, see "-- Product Lines" and "--Principal Markets and Methods of Distribution," respectively.

         Many National Accounts customers demand service-type products, primarily for workers' compensation coverage and, to a lesser extent, in general liability and commercial automobile coverages. These types of products include risk service, such as claims settlement, loss control and risk management information services, and are generally offered in connection with a large deductible or self-insured program. Many of these products generate fee income rather than net written premiums, and are not reflected in the accompanying table.

                           TOTAL NET WRITTEN PREMIUMS


                                                                                     PERCENTAGE OF TOTAL
                                                   YEAR ENDED DECEMBER 31,           NET WRITTEN PREMIUMS
                                             ---------------------------------------     YEAR ENDED
                                                                                         DECEMBER 31,
                                             1999          1998(1)(3)     1997(2)(3)        1999
                                             ----          ----------     ----------        ----
                                                   (Dollars in millions)
NET WRITTEN PREMIUMS BY PRODUCT
LINE:
   Commercial multi-peril                   $1,469        $1,436         $1,037             33.3%
   Workers' compensation                     1,078         1,179          1,176             24.4
   Commercial automobile                       724           781            866             16.4
   Property                                    507           440            507             11.5
   General liability                           422           539            931              9.6
   Fidelity and surety                         206           209            201              4.7
   Other                                         2            30             39              0.1
                                            ------        ------         ------            -----
      Total Commercial Lines                $4,408        $4,614         $4,757            100.0%
                                            ======        ======         ======            =====
NET WRITTEN PREMIUMS BY MARKET:
   National Accounts                          $489          $625           $657             11.1%
   Commercial Accounts                       1,816         1,800          1,986             41.2
   Select Accounts                           1,494         1,494          1,432             33.9
   Specialty Accounts                          609           695            682             13.8
                                            ------        ------         ------            -----
      Total Commercial Lines                $4,408        $4,614         $4,757            100.0%
                                            ======        ======         ======            =====



---------------------
         (1) Effective in 1998, net written premiums by product line reflect a change to conform the Aetna P&C and Travelers P&C statutory line assignments. There was no impact on total net written premiums.


         (2) 1997 includes a $142 million increase due to a change to conform the Aetna P&C method of recording certain net written premiums to the method employed by Travelers P&C.


         (3) 1998 and 1997 amounts have been restated to reclassify boiler and machinery and ocean marine business from Other to Property. There was no impact on total net written premiums.


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

         WORKERS' COMPENSATION provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company offers three types of workers' compensation products: (i) guaranteed cost insurance products, in which policy premium charges are fixed and do not vary as a result of the insured's loss experience, (ii) loss-sensitive insurance products, including large deductible plans and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period, and (iii) service programs, which are generally sold to the Company's National Accounts customers, where the Company receives fees for providing loss prevention, risk management, and claim and benefit administration services to organizations pursuant to service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market.


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

         PROPERTY provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and other events such as theft and vandalism, fires and storms and financial loss due to business interruption resulting from covered property damage. Property also includes boiler and machinery insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

         FIDELITY AND SURETY provides fidelity insurance coverage which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety which is a three-party agreement whereby the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of a third party. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

         OTHER coverages include miscellaneous assumed reinsurance.

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company distributes its commercial products through approximately 5,000 brokers and independent agencies located throughout the United States that are serviced by approximately 80 field offices. The Company seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

         NATIONAL ACCOUNTS

         The Company's National Accounts provides a variety of casualty products to large companies. The Company's National Accounts also includes the Company's alternative market business (the "Alternative Market"), which primarily offers workers' compensation products and services to the voluntary market including employee groups, associations and franchises and to involuntary state pools. National Accounts customers generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a guaranteed cost or a retrospectively rated insurance policy. Customers are frequently national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Through a network of field offices, the Company's marketing and underwriting specialists work closely with national and regional brokers to tailor insurance coverages to meet customers needs. Workers' compensation accounted for approximately 72% of the products sold in 1999 to National Accounts customers, based on gross written premiums and fee income.

         In December 1998, the Company announced a global strategic alliance with Winterthur International, called Travelers/Winterthur International, which markets a variety of commercial lines products to multinational corporations. Travelers/Winterthur International allows the Company to better serve its customers requiring international underwriting and insurance solutions.

         The Alternative Market business sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 30% of the total workers' compensation assigned risk market, making it one of the largest servicing insurers in the industry. Assigned risk plan contracts generated approximately $32 million in service fee income in 1999 for the Company.

         The Alternative Market business also services self-insurance groups, sells excess workers' compensation coverage to these groups and markets various workers' compensation specialty programs. Self-insurance groups and these specialty programs generated net written premiums of $38 million and service fee income of $3 million in 1999.

         In addition, the Alternative Market business participates in various involuntary assigned risk pools, which provide insurance coverage to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state.

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

         Construction has dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction, including general contractors, heavy construction (including street and road) and special trade contractors, except artisan or smaller trade contractors. The Company offers all product lines to midsize and national customers in the construction market, including both guaranteed cost and loss-responsive products, and wrap-up insurance programs, with general liability, workers' compensation, commercial auto, commercial property and inland marine coverages. The dedicated construction operations provide specialized service and underwriting, with local market expertise and national capability, that enable the Company to tailor specialized coverages, have competitive pricing and control risk. This includes local underwriters who understand their states' laws and claim climates, engineering and loss control specialists, professional claim management and legal personnel with extensive construction experience. Construction's products are distributed through independent agents and brokers throughout the United States. Construction operations contributed approximately 23% of the Commercial Accounts premium-based business in 1999. Additionally, construction operations service-based business contributed $5 million of service fees to the Company in 1999.

         SELECT ACCOUNTS

         Select Accounts serves firms typically with one to 75 employees. Products offered by Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products.

         Personnel in the Company's field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. The Company utilizes a marketing and underwriting approach based on agency automation and defined underwriting criteria. Agency automation allows agents access to the Company's price quotation and policy issuance systems and enables agents to provide faster and more cost-effective service to customers with supervision and underwriting control. Agents that do not utilize the automated quotation and policy issuance systems work with the Company's sales and marketing representatives who have point of sale authority. The Company also offers agents the opportunity to utilize the Company's centralized service center. In return for a fee, the Company assumes many of the back-office functions previously performed by the agents, such as policy changes, billing inquiries, certificate issuance and other administrative functions. Agents serving Select Accounts are given greater control and discretion over underwriting decisions, within predefined parameters, than brokers selling to larger accounts. Business in other classifications is subject to consultative review by in-house underwriters. The Company believes that its breadth of products, highly qualified field staff and its technology offer distinct competitive advantages.

         SPECIALTY ACCOUNTS

         Specialty Accounts markets products to national, midsize and small customers, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The Company believes that it has a competitive advantage with respect to many of these products based on its reputation for timely decision-making, underwriting, claim-handling abilities, industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts.

         The Company has two separate marketing and underwriting groups within Specialty Accounts:

         Gulf Specialty focuses on many non-traditional lines of business, with a particular emphasis on professional liability and management liability. Products include directors' and officers' liability insurance, errors and omissions coverages for financial institutions, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers professional liability coverage for professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors medical malpractice. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment and transportation industries and provides insurance products for other industry specific programs. Effective January 1, 1998, the Company's former Travelers Specialty unit was combined with Gulf Specialty, and during 1998 and 1999 the majority of renewal policies within the former Travelers Specialty unit are being written as Gulf Specialty policies.

         Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, employment practices liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond Specialty is organized around three broad customer segments: Financial Services, Construction and Commercial Risk, and two specialized product niches: National Commercial Surety and Professional Liability Services.

         PRICING AND UNDERWRITING

         Pricing levels for property and casualty insurance products by the Company's Commercial Lines are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management which emphasizes a profit-oriented approach rather than a premium volume or market share-oriented approach to underwriting. The market conditions for many Commercial Lines products are characterized by difficult pricing and increased competition, although indications of stronger pricing levels were evident in the last six months of 1999.

         A significant portion of Commercial Lines business is written with large deductible insurance policies. Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 1999, contractholder receivables and payables on unpaid losses were each approximately $2.1 billion. Retrospectively rated policies are primarily used in workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $382 million at December 31, 1999. Collateral, primarily letters of credit and, to a lesser extent, cash collateral or surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductibles and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

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

         The Company is also a member of and participates in the underwriting operations of an insurance pool, which makes independent underwriting decisions on behalf of its members. This pool insures specialized risks for exposures related to the nuclear power industry.

         The Company continually reviews its exposure to catastrophic losses and attempts to mitigate such exposure. See "Reinsurance." The Company uses sophisticated computer modeling techniques to assess underwriting risks and renewal of business in catastrophe-prone areas.

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Commercial Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1999:

            STATE                                  % OF TOTAL
            -----                                  ----------
            New York                                 13.4%
            California                                8.8
            Texas                                     6.8
            Massachusetts                             5.8
            Florida                                   4.4
            New Jersey                                4.3
            Pennsylvania                              4.1
            Illinois                                  3.9
            Connecticut                               3.4
            North Carolina                            3.2
            Georgia                                   3.0
            All Others (1)                           38.9
                                                    -----
            TOTAL                                   100.0%
                                                    =====

--------
(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1999 by the Company.

PERSONAL LINES

         The Company is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 1998 direct written premiums published by A.M. Best. In 1999, Personal Lines generated net written premiums of approximately $3.8 billion. Personal Lines primarily offers personal automobile and homeowners insurance.

         SELECTED PRODUCT INFORMATION

         The accompanying table sets forth by product line net written premiums for Personal Lines for the periods indicated. For a description of the product lines referred to in the accompanying table below, see "-- Product Lines."

                           TOTAL NET WRITTEN PREMIUMS

                                                                                     PERCENTAGE OF TOTAL NET
                                                                                         WRITTEN PREMIUMS
                                                 YEAR ENDED DECEMBER 31,                    YEAR ENDED
                                                 ------------------------                 DECEMBER 31,
                                          1999           1998           1997                   1999
                                          ----           ----           ----                   ----
                                                 (Dollars in millions)
NET WRITTEN PREMIUMS BY PRODUCT
LINE:
   Personal automobile                   $2,369         $2,328         $1,950                  62.3%
   Homeowners and other (1)               1,436          1,162          1,124                  37.7
                                         ------         ------         ------                 -----
      Total Personal Lines               $3,805         $3,490         $3,074                 100.0%
                                         ======         ======         ======                 =====

-------------------
(1) The 1999 and 1997 premiums include adjustments associated with reinsurance transactions, which increased homeowners premiums by $72 million and $69 million, respectively.

         PRODUCT LINES
         The Company writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.3 million,
5.1 million and 4.6 million policies in force at December 31, 1999, 1998 and 1997, respectively. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

         PERSONAL AUTOMOBILE provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage. The Company distributes nonstandard automobile insurance in Texas, New York, Florida, Georgia and Connecticut through independent agents. In 2000, the Company plans to expand this product into additional states where it has significant agency representation, including Pennsylvania and Virginia.

         HOMEOWNERS provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. OTHER products include coverage for boats, personal articles such as jewelry, and umbrella liability protection.

         SELECTED DISTRIBUTION CHANNEL INFORMATION

         The accompanying table sets forth by distribution channel net written premiums for Personal Lines for the periods indicated. For a description of the distribution channels referred to in the accompanying table below, see "Principal Markets and Methods of Distribution."

                           TOTAL NET WRITTEN PREMIUMS

                                                                                      PERCENTAGE OF TOTAL NET
                                                                                          WRITTEN PREMIUMS
                                                   YEAR ENDED DECEMBER 31,                   YEAR ENDED
                                                   ------------------------                 DECEMBER 31,
                                             1999           1998            1997               1999
                                             ----           ----            ----      ------------------------
                                                    (Dollars in millions)
NET WRITTEN PREMIUMS BY
DISTRIBUTION CHANNEL (1):
   Independent agents                       $3,006         $2,853          $2,703              79.0%
   Affinity group marketing                    353            264             180               9.3
   Joint marketing arrangements                221            160             119               5.8
   SECURE                                      225            213              72               5.9
                                            ------         ------          ------             -----
     Total Personal Lines                   $3,805         $3,490          $3,074             100.0%
                                            ======         ======          ======             =====


--------------------------
(1) The 1999 and 1997 premiums include adjustments associated with reinsurance transactions, which increased net written premiums by $72 million and $69 million, respectively.

         PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

         The Company's Personal Lines products are distributed primarily through approximately 5,400 independent agencies located throughout the United States, supported by a network of 13 field marketing offices and five customer service centers. Personal Lines also markets through alternative distribution channels, including sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers. In addition, in 1998, Personal Lines began cross-marketing its products to Citibank customers, primarily credit cardholders. (Citibank is a unit of Citigroup.) In 1999, the Company expanded its presence on the internet. Although it is in the early stages of growth, this new distribution channel provides a significant opportunity to reach potential customers. Personal Lines had also been marketing products through independent agents of Primerica Financial Services, a unit of Citigroup, under the TRAVELERS SECURE(R) program. In the third quarter of 1999 this program was curtailed. High loss ratios and acquisition costs, further compounded by limited ability to raise prices to reflect loss trends, led to the curtailment of sales through TRAVELERS SECURE(R). In the states of Florida, New Jersey and Massachusetts, the Company operates domestic companies to enhance its competitive capability in these highly regulated markets. The Company primarily distributes its products through independent agents in these markets. While the Company's principal markets for Personal Lines insurance are in states along the East Coast, in the South and Texas, Personal Lines is expanding its geographical presence across the United States.

         Insurance companies generally market personal automobile and homeowners insurance through one of three distribution systems: independent agents, exclusive agents or direct writing. The independent agents that distribute the Company's Personal Lines products usually represent several unrelated property and casualty companies. Exclusive agents represent one company and generally sell a number of products, including life insurance and annuities in addition to property-casualty products. In contrast, direct writing companies generally operate by mail and telephone through sales representatives. Due in part to the expense advantage that direct writers may have relative to companies using independent agents and changing customer buying preferences to buying directly from companies, the direct writing companies have gradually expanded their market share in recent years.

         The Company's Personal Lines continues to distribute its products through the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company has broadened its distribution channels for Personal Lines products to include sponsoring organizations such as employee and affinity groups and joint marketing arrangements with other insurers. In 1998, Personal Lines began marketing products directly to Citibank customers, primarily credit cardholders: potential customers are solicited by telephone after transfer from a Citibank customer service call center, through direct mail or inserts in credit card statements. Potential customers for the Citibank program and certain affinity group programs are directed to one of the Company's two telemarketing centers where an authorized telemarketing sales representative underwrites and sells new business to interested individuals.

         Since 1995, the Company has had a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped to geographically diversify the homeowners line of business. It also provided for limits on Personal Lines' obligation to write new and renewal business in certain catastrophe-prone areas.

         The Company believes that its focus on service and development of long-term relationships with individual agents gives it a competitive advantage in the Personal Lines market. The Company believes that its expense management practices, including prompt and efficient claims handling and high level of automation, allow it to offer a competitively priced product. In addition, the Company is leveraging its service, claims handling and automation experience in the expansion of the distribution of Personal Lines products through its alternative distribution channels.

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

         Insurers writing property-casualty policies are generally unable to increase rates until some time after the costs associated with coverage have increased, primarily as a result of state insurance rate regulation laws. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable rate regulation law requires prior approval of a rate increase or notification to the regulator either before or after a rate increase is imposed. In states having prior approval laws, a rate must be approved by the regulator before it may be used by the insurer. In states having "file-and-use" laws, the insurer must file the rate with the regulator, but does not need to wait for approval before using it. A "use-and-file" law requires an insurer to file rates within a certain period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate increases.

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

         GEOGRAPHIC DISTRIBUTION

         The following table shows the distribution of Personal Lines' direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 1999:

STATE                                % OF TOTAL
-----                                ----------
New York                                21.3%
Pennsylvania                             8.1
Texas                                    8.0
New Jersey                               7.2
Massachusetts                            6.2
Florida                                  5.9
Connecticut                              5.5
Georgia                                  4.0
Virginia                                 3.9
North Carolina                           3.4
California                               3.2
All others (1)                          23.3
                                       -----
TOTAL                                  100.0%
                                       =====
---------------------
(1) No other single state accounted for 3.0% or more of the total direct written premiums written in 1999 by the Company.

CLAIM ADMINISTRATION

         The Company employs claim adjusters, appraisers, investigators, staff attorneys, system specialists and training, management and support personnel in the claim department. These employees manage over 90% of the Company's claims. Approved external vendors, such as claim adjusters, appraisers, investigators and attorneys, are used only when the geographic location or unique issues raised by a claim warrant such use. To be approved, these vendors must have a proven record and have demonstrated cost-consciousness and relevant technical skills.

         The Company seeks to achieve optimal levels of losses and loss adjustment expenses while maintaining its high level of service. The Company's claim department is organized to meet these goals. The organization features seven operating regions, and grants to the regions authority to address the needs of local customers, underwriters, agents and brokers across Commercial Lines and Personal Lines. Additional claim staffs are dedicated to each of the Personal Lines domestic companies as well as to the Commercial Lines Specialty Accounts businesses. In addition, technical and legal personnel have created teams around technical specialties to better support the regional operations. This structure permits the Company to maintain the economies of scale of a larger, established company while enjoying the flexibility of a smaller company that can quickly respond to the needs of its customers, underwriters, agents and brokers. The home office continues to monitor adherence to claims policies and procedures, the adequacy of case reserves, loss and expense controls and productivity and service standards.

         The Company continuously reviews its claim practices in its effort to meet its service and loss and expense objectives. The Company's claim adjudication process focuses on the segmentation of claims, based on complexity of the claim, required technical specialization, and speed of process. To enhance this effort, the Company's claim handling staff and workflow design is organized around line of business specialization. In 1999, the Company initiated the dedication of claim professionals to the Company's Construction market, piloted the use of digital and wireless technology and internet-based claim notification and expanded its "catastrophe van" fleet. In addition, the Company began to offer to Personal Lines and Select Accounts claimants the option of utilizing the Contractor@Once(sm) service whereby the Company arranges for a local, independent contractor to provide estimates. Claimants then have the option to directly contract with the same independent contractors to make repairs to their home or small business.

         Another example of this effort is TravComp(sm), a workers' compensation claim and medical management program that assists adjusters in promptly investigating, validating or rejecting workers' compensation claims. Medical management workstations permit nurse professionals to access additional information that supports the Company's emphasis on early return to work strategies for these claims. These new technologies, together with better matching of professional skills and authority to specific claim issues, have resulted in workers' compensation cases closing faster and with lower losses and loss adjustment expenses.

         Environmental, asbestos and other cumulative injury claims are separately managed by the Company's Special Liability Group. See "Environmental, Asbestos and Other Cumulative Injury Claims."

REINSURANCE

         The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains primarily liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see Note 5 of Notes to Consolidated Financial Statements.

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

         The following presents the Company's top five reinsurers (except Lloyd's of London ("Lloyd's") which is discussed in more detail below) by reinsurance recoverable at December 31, 1999 (in millions):


                                                  REINSURANCE
                      REINSURER                   RECOVERABLE       A.M. BEST RATING OF REINSURER
                      ---------                   -----------       -----------------------------
General Reinsurance Corporation                       $493           A++     highest of 15 ratings
American Re-Insurance Company                          398           A++     highest of 15 ratings
Executive Risk Indemnity Inc.                          153           A       3rd highest of 15 ratings
Employers Reinsurance Corporation                      126           A++     highest of 15 ratings
Tokio Marine & Fire Ins. Co. Ltd, US Branch            110           A++     highest of 15 ratings

         As of December 31, 1999, the Company had reinsurance recoverables from Lloyd's of $375 million. In 1996, Lloyd's restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited ("Equitas"), which is currently unrated. Approximately $304 million of the Company's Lloyd's reinsurance recoverable at December 31, 1999 relates to Equitas liabilities. The remaining recoverables of $71 million are from the continuing market of Lloyd's, which is rated A (3rd highest of 15 ratings) by A.M. Best.

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

         The Company participates in a pool with other insurers to provide capacity for unique and high-valued risks for exposures related to the nuclear power industry. The Company's maximum net exposure to this type of business at December 31, 1999 was $15 million per risk. Beginning January 1, 2000, the Company's maximum net exposure to this type of business was reduced to $1 million per risk.

         At December 31, 1999, the Company had $9.4 billion in reinsurance recoverables. Of this amount, $2.4 billion is for mandatory pools and associations that relate primarily to workers' compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. Also, $2.4 billion is attributable to structured settlements relating primarily to personal injury claims for which the Company has purchased an annuity and remains contingently liable in the event of a default by the company issuing the annuity. Of the remaining $4.6 billion ceded to reinsurers at December 31, 1999, $871 million was environmental, asbestos and other cumulative injury-related and the remainder principally reflects reinsurance in support of ongoing business. In addition, at December 31, 1999, $533 million of reinsurance recoverables were collateralized by letters of credit and escrow funds.

         Net Retention Policy. The descriptions below relate to reinsurance arrangements of the Company in effect at January 1, 2000. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts, Construction and Select Accounts limit the net retention to a maximum of $4 million per insured, per occurrence with a $5 million annual aggregate deductible. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.75 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty covers 100% of each loss between $1 million and $10 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains up to $5 million per risk. For surety protection, Bond Specialty has reinsurance coverage for 95% of up to $50 million of liability in excess of $50 million of liability. The risk tolerance of Bond Specialty varies by line of business and by risk. Bond Specialty purchases an accident year aggregate cover attaching at a 40% loss ratio to lower its exposure to large losses or loss frequency. The first layer of the aggregate provides 96% of approximately $40 million and the second layer provides 80% of approximately $35 million of reinsurance coverage in excess of a $92 million retention.

         Catastrophe Reinsurance. The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 44% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $10 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 44% of losses between $250 million and $750 million.

         For the accumulation of net casualty losses arising out of one occurrence, a casualty clash agreement covers 85% of losses between $10 million and $50 million.

         The Company reviews its risk and catastrophe covers at least quarterly and makes changes it deems appropriate.

         FLORIDA REINSURANCE FUND

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

         Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 1999, 1998 and 1997 the combined amounts of discount for the Company were $832 million, $781 million and $912 million, respectively.

         For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 6 of Notes to Consolidated Financial Statements.

         The table at the end of this section sets forth the year-end reserves from 1989 through 1999 and the subsequent changes in those reserves, presented on a historical basis for the Company. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1989-1995 have not been restated to include Aetna P&C. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1989-1999 year-end reserves and the subsequent changes in those reserves.

         For instance, the "cumulative deficiency or redundancy" shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1989 included $4 million for a loss that is finally settled in 1999 for $5 million, the $1 million deficiency (the excess of the actual settlement of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1989-1998 shown in the accompanying table.

         Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies in each of the years 1989-1999 arises from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Environmental, Asbestos and Other Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

         Other factors that affect the data in the accompanying table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies but are not reflected in the accompanying table.

         Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

         The differences between the reserves for claims and claim adjustment expenses shown in the accompanying table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $38 million, $37 million and $31 million for 1999, 1998 and 1997, respectively.

                                                               YEAR ENDED DECEMBER 31,
                                         1989(a)   1990(a)   1991(a)   1992(a)   1993(a)   1994(a)    1995(a)
                                                               (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:         $ 7,729   $ 8,022   $ 8,360   $ 8,955   $ 9,319   $ 9,712    $10,090
Cumulative amounts paid as of
One year later                            2,091     2,135     1,869     2,005     1,706     1,595      1,521
Two years later                           3,488     3,422     3,161     3,199     2,843     2,631      2,809
Three years later                         4,415     4,351     4,041     4,063     3,610     3,798      3,903
Four years later                          5,095     4,996     4,706     4,662     4,563     4,676      4,761
Five years later                          5,597     5,492     5,182     5,465     5,274     5,388
Six years later                           5,995     5,887     5,878     6,078     5,882
Seven years later                         6,333     6,466     6,421     6,618
Eight years later                         6,851     6,953     6,913
Nine years later                          7,287     7,408
Ten years later                           7,707

Reserves re-estimated as of
One year later                            7,832     8,128     8,362     9,058     9,270     9,486      9,848
Two years later                           7,929     8,197     8,637     9,139     9,234     9,310      9,785
Three years later                         8,077     8,592     8,906     9,183     9,108     9,395      9,789
Four years later                          8,560     9,003     9,026     9,189     9,271     9,427      9,735
Five years later                          8,991     9,159     9,123     9,405     9,298     9,463
Six years later                           9,189     9,295     9,367     9,440     9,349
Seven years later                         9,328     9,551     9,396     9,508
Eight years later                         9,592     9,586     9,477
Nine years later                          9,616     9,669
Ten years later                           9,706

Cumulative deficiency (redundancy)        1,977     1,647     1,117       553        30      (249)      (355)


Gross liability -- end of year                                                  $14,638   $15,013    $15,213
Reinsurance recoverables                                                          5,319     5,301      5,123
                                                                                ----------------------------

Net liability -- end of year                                                    $ 9,319   $ 9,712    $10,090
                                                                                ============================



Gross reestimated liability -- latest                                           $14,848   $15,196    $14,867

Reestimated reinsurance
   recoverables -- latest                                                         5,499     5,733      5,132
                                                                                ----------------------------

Net reestimated liability -- latest                                             $ 9,349   $ 9,463    $ 9,735
                                                                                ============================

Gross cumulative deficiency (redundancy)                                        $   210   $   183    $  (346)
                                                                                ============================


                                                          YEAR ENDED DECEMBER 31,
                                                   1996(b)   1997(b)   1998(b)   1999(b)
                                                           (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:                   $21,816   $21,406   $20,763   $19,983
Cumulative amounts paid as of
One year later                                      3,704     4,025     4,159
Two years later                                     6,600     6,882
Three years later                                   8,841
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-estimated as of
One year later                                     21,345    21,083    20,521
Two years later                                    21,160    20,697
Three years later                                  20,816
Four years later
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative deficiency (redundancy)                 (1,000)     (709)     (242)


Gross liability -- end of year                    $30,969   $30,138   $29,411   $28,854
Reinsurance recoverables                            9,153     8,732     8,648     8,871
                                                  -------------------------------------

Net liability -- end of year                      $21,816   $21,406   $20,763   $19,983
                                                  =====================================


Gross reestimated liability -- latest             $30,067   $29,480   $29,290

Reestimated reinsurance
   recoverables -- latest                           9,251     8,783     8,769
                                                  ---------------------------
Net reestimated liability -- latest               $20,816   $20,697   $20,521
                                                  ===========================
Gross cumulative deficiency (redundancy)          $  (902)  $  (658)  $  (121)
                                                  ============================

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

STATUTORY COMBINED RATIO INFORMATION

         The statutory combined ratio is an industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (the "loss and LAE ratio"), the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio") and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. However, investment income, federal income taxes and other non-underwriting income or expenses, such as installment fee income, are not reflected in the statutory combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Lines of business where claims are paid out over a longer period of time ("long-tail"), such as workers' compensation, also provide investment income over a longer period of time and therefore can be profitable at higher combined ratios than lines where claims are paid out over a shorter period ("short-tail"). Insurers with a high proportion of long-tail policies will generally have higher combined ratios than insurers with more short-tail business.

         The ratios shown in the table below are computed based upon statutory accounting practices, not generally accepted accounting principles ("GAAP"). For information on GAAP combined ratios, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            STATUTORY COMBINED RATIOS

                                                               YEAR ENDED DECEMBER 31,
                                                       1999             1998              1997
Commercial Lines:
   Loss and LAE ratio                                  77.9%            78.5%             78.4%
   Underwriting expense ratio                          30.7             29.7              30.6
   Combined ratio before
      policyholder dividends                          108.6(1)         108.2             109.0
   Combined ratio                                     109.7            109.1             111.0
Personal Lines:
   Loss and LAE ratio                                  70.0             66.7              63.5
   Underwriting expense ratio                          26.7             27.2              28.7
   Combined ratio                                      96.7             93.9              92.2
Total Company:
   Loss and LAE ratio                                  74.3             73.6              72.4
   Underwriting expense ratio                          28.8             28.6              29.9
   Combined ratio before
      policyholder dividends                          103.1(1)         102.2             102.3
   Combined ratio                                     103.7            102.7             103.5

(1) Includes the treatment of the commutation of an asbestos liability to an insured. Excluding the commutation, the Commercial Lines combined ratio before policyholder dividends and the Total TAP combined ratio before policyholder dividends were 106.1% and 101.8%, respectively.

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

                                                                                                      STANDARD &
                                              A.M. BEST        DUFF & PHELPS         MOODY'S            POOR'S
Travelers Property Casualty pool (1)       A+ (2nd of 15)     AA (3rd of 18)    Aa3 (4th of 19)       AA- (4th of 17)
Gulf pool (2)                              A+ (2nd of 15)          --                 --              AA  (3rd of 17)
Travelers C&S of America                   A+ (2nd of 15)     AA (3rd of 18)    Aa3 (4th of 19)       AA- (4th of 17)

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

         At December 31, 1999, the carrying value of the Company's investment portfolio was $29.8 billion, of which 90.0% was invested in fixed maturity investments and short-term investments (of which 43% was invested in federal, state or municipal government obligations), 1.7% in mortgage loans and real estate held for sale, 4.2% in common stocks and other equity securities and 4.1% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.4 years at such date. Non-investment grade securities totaled approximately $1.5 billion, representing approximately 5.9% of the Company's fixed maturity investment portfolio as of December 31, 1999.

         The following table sets forth information regarding the investments of the Company. It reflects the average amount of investments, net investment income earned and the yield thereon for the years ended December 31, 1999, 1998 and 1997. See Note 4 of Notes to Consolidated Financial Statements and the discussion of Investment Portfolio in Item 7 of this Form 10-K for information regarding the investment portfolio of the Company.

                                                                        YEAR ENDED DECEMBER 31,
                                                           1999                  1998                   1997
                                                                         (Dollars in millions)
Average investments                                     $30,860.8             $31,458.5                 $30,197.7
Net investment income                                   $ 2,091.8              $2,100.0                 $ 2,050.8
Average yield (1)                                            7.2%                 7.4%                      7.4%
Average tax equivalent yield (1)                             8.0%                 8.2%                      8.0%

---------------------
(1)      Excluding realized and unrealized investment gains and losses.

         DERIVATIVES

         See Note 12 of Notes to Consolidated Financial Statements for a discussion of the policies and transactions related to derivatives of the Company.

COMPETITION

         The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution (i.e., use of independent agents, exclusive agents and/or salaried employees). According to A.M. Best, there are approximately 1,100 property-casualty organizations in the United States, comprised of approximately 2,500 property-casualty companies. Of those organizations, the top 200 account for approximately 90% of the consolidated industry's total net written premiums. In addition, an increasing amount of commercial risks are covered through the use of alternative risk management techniques such as self-insured retentions, large deductibles, risk-purchasing groups, risk-retention groups and captives.

         COMMERCIAL LINES. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works to set the price charged for insurance products and the level of service provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

         The National Accounts market is highly competitive and its business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment, and risk management information systems. National Accounts also offers a large nationwide network of localized claim service centers which provide greater flexibility in claims adjusting and allows the Company to more quickly respond to the needs of its customers. The Company's Alternative Market business also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. The Company services approximately 30% of the total workers' compensation assigned risk market, making it one of the largest servicing insurers in the industry.

         The Commercial Accounts market is highly competitive. Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, reduced overhead and improved efficiency through automation and response time to customer needs are key to success in this market. The construction business has become a focused industry market for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offering and claim and risk management service. The Company utilizes its specialized underwriters, engineers, and claim handlers, who have extensive experience and knowledge of the construction industry, to work with customers, agents and brokers to compete effectively in this market.

         The Select Accounts market is highly competitive and is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property-casualty insurance companies compete in the Select Accounts market which is generally comprised of lower risk, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Company has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, competitive prices and efficient automated environments. In addition, the Company has established a centralized service center to help agents perform many back-office functions, in return for a fee.

         The market in which Specialty Accounts competes includes small to mid-size niche companies that target certain lines of insurance and larger, multi-line companies that focus on various segments of the Specialty Accounts market. Specialty Accounts business is generally written through wholesale brokers and retail agents and brokers throughout the United States. Gulf Specialty derives a competitive advantage through its underwriting practices, claim-handling expertise, low expense levels and broad product offering base. Bond Specialty's reputation for timely decision-making, a nationwide network of local underwriting and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Its ability to cross-sell Bond Specialty products to customers of National Accounts, Commercial Accounts, Select Accounts, Personal Lines and through other Citigroup units provides further competitive advantages for the Company.

         PERSONAL LINES. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies representing it, because these agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. Because these companies generally pay lower commissions than independent agency companies, they may be able to generate business at a lower cost than the Company. Due to this expense advantage, direct writing companies have gradually expanded their market share in recent years. However, in addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products to include marketing to sponsoring organizations including employee and affinity groups, establishment of joint marketing arrangements with other insurers and cross-marketing to Citibank customers. The Company believes that its continued focus on expense management practices enables it to price its products competitively in all of its distribution channels. The personal auto insurance marketplace has continued to be more competitive in 1999 as some personal auto carriers have reduced prices in selected markets. This trend is expected to continue in 2000.

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

         Although the holding company, Travelers Property Casualty Corp., is not regulated as an insurance company, it is the owner of the capital stock of its insurance subsidiaries and as such is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of its insurance subsidiaries. All holding company statutes, as well as certain other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes, as well as certain other laws, also require, among other things, prior approval of an acquisition of control of a domestic insurer and the payment of extraordinary dividends or distributions.

         The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments to the Company from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department.

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

         The Company's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. Combined earned premiums related to such pools and assigned risks for the Company were $134 million, $176 million and $226 million in 1999, 1998 and 1997, respectively. The related combined underwriting losses for the Company were $20 million, $19 million and $16 million in 1999, 1998 and 1997, respectively.

         Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify certain laws and regulations affecting the financial services industry, including the use of information. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

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

         Two subsidiaries of the Company are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to certain change of control restrictions in the Insurance Companies Act of 1982 which require the approval of The Department of Trade and Industry if any person is to become a "controller" (which is defined as a person entitled to exercise control of 15% or more of the voting power) of an authorized insurance company.

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

         In each of the last three years, certain of the Company's insurance subsidiaries have been outside of the usual range for certain IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 1999.

         For 1999 and 1998, Travelers Indemnity, the lead company for the Travelers Property Casualty pool, had no values outside the usual range for all IRIS ratios. For 1997, Travelers Indemnity was outside the usual range for the liabilities to liquid assets ratio. Travelers Indemnity is also the ultimate parent of 19 insurance companies and several other non-insurance entities. As a result, this ratio is distorted because all of the liabilities are included in the calculation while Travelers Indemnity's significant investment in affiliates, which increased in 1997, is excluded from liquid assets.

         The following table sets forth information regarding the premium to surplus ratios of the Company.


             SCHEDULE OF PREMIUM TO SURPLUS RATIOS (STATUTORY BASIS)

                                                    YEAR ENDED DECEMBER 31,
                                                 1999        1998         1997
                                                 ----        ----         ----
                                                     (Dollars in millions)
Net written premiums                            $8,213      $8,104       $7,832
Capital and surplus                              7,656       7,079        6,188
Ratio of net written premiums to capital
   and surplus                                    1.07x       1.14x        1.27x

         RISK-BASED CAPITAL (RBC) REQUIREMENTS

         In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and
(iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth. Pursuant to the law adopted by the states, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

         The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The

Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and permits the relevant Insurance Commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) authorizes the relevant Insurance Commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control (i.e., rehabilitation or liquidation) if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which authorizes the relevant Insurance Commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

         The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1999, all of the Company's property-casualty insurance companies had adjusted capital in excess of amounts requiring company or regulatory action at any of the four levels.

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

         The Gramm-Leach-Bliley Act passed in November 1999 included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the customer the ability to opt out of having customer information disclosed to third parties. In addition, these provisions require the federal banking regulators to adopt privacy regulations and permit the states to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

         President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact the Company, including a provision relating to tax-exempt interest obligations. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress.

         It is not possible to predict whether any of the proposed legislation discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

INTEREST EXPENSE AND OTHER

         Interest Expense and Other consists primarily of financing costs associated with the Acquisition.

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

         At December 31, 1999, the Company had approximately 19,609 full-time and 685 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

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

         RECENT TRANSACTION

         On February 29, 2000, the Company announced that it had signed a letter of intent to acquire the surety business of Reliance Group Holdings, Inc. for $580 million.

         EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company are indicated below. Ages are given as of March 3, 2000.

                                                                                                         OFFICER
NAME                                AGE       POSITIONS                                                   SINCE
----                                ---       ---------                                                   -----

Jay S. Fishman                      47        President and Chief Executive Officer                        1996
Charles J. Clarke                   64        Vice Chairman; Chairman - Commercial                         1996
                                                 Lines
J. David Gibbs                      45        President and Chief Executive Officer -                      1999
                                                 Claim Services
Anil "Bob" Khanna                   43        Chief Executive Officer - Personal Lines                     1998
Joseph P. Kiernan                   59        Chairman and Chief Executive Officer -                       1996
                                                 Bond Specialty
Douglas G. Elliot                   39        Chief Operating Officer - Commercial Lines                   1999
Ronald E. Foley                     54        Chairman and Chief Executive Officer -                       1996
                                                 Risk Management
William P. Hannon                   51        Chief Financial Officer                                      1996
James M. Michener                   47        Senior Vice President, General Counsel and                   1996
                                                 Secretary
Douglas K. Russell                  42        Vice President and Chief Accounting                          1999
                                                 Officer

         Mr. Fishman was named President and Chief Executive Officer of the Company in October 1998. Since January 1998 he has also served as Chief Executive Officer of Commercial Lines, and from October 1996 through October 1998 he also served as President of Commercial Lines. From October 1996 through January 1998, he also served as Chief Operating Officer of Commercial Lines. Mr. Fishman was Vice Chairman of the Company from January 1996 through October 1998, and from January 1996 through January 1998 he was the Chief Administrative Officer of the Company. Mr. Fishman has also served as Vice Chairman of TIGI since September 1995, and has been Chief Financial Officer and Chief Administrative Officer of that Company since December 1993 and June 1996, respectively. Mr. Fishman was a Senior Vice President of Travelers Group from October 1991 through October 1998, and Treasurer of Travelers Group from 1991 to December 1993. From 1989 to 1991, he held various other positions with Travelers Group and its subsidiaries.

         Mr. Clarke was named Vice Chairman of the Company in January 1998. He has been Chairman of Commercial Lines since 1990. He has been employed in such positions or other executive or management positions with the Company or its affiliates for more than the past five years.

         Mr. Gibbs has been President and Chief Executive Officer, Claim Services, of the Company since 1998 and was Executive Vice President responsible for the Field Services Division of the Company from 1996 through 1998. Prior to joining the Company, Mr. Gibbs served as Senior Vice President, Product Services and Regulation of American International

Group's Domestic Brokerage Group. Mr. Gibbs had served in several positions at American International Group since 1990.

         Mr. Khanna has been Executive Vice President and Chief Executive Officer - Personal Lines of the Company since October 1998. He was, from 1986 to 1998, a Senior Vice President of Citibank, N.A. From 1982 until 1986, he was Engagement Manager at McKinsey & Co.

         Mr. Kiernan has been Chairman and Chief Executive Officer - Bond Specialty of the Company since March 1996. From 1989 to March 1996, Mr. Kiernan was Vice President of Aetna's bond business and has worked in the bond business lines at Aetna since 1963. From June 1995 to March 1996, Mr. Kiernan was Vice President of Standard Commercial Accounts of Aetna.

         Mr. Elliot has been Chief Operating Officer for Commercial Lines of the Company since 1999. He has been employed in such position or other executive or management positions with the Company or its predecessors for more than the past five years.

         Mr. Foley has been Chairman and Chief Executive Officer - Risk Management of the Company since January 1996. He has been employed in such positions or other executive or management positions with the Company or its affiliates for more than the past five years.

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

         Mr. Russell has been Vice President and Controller and Chief Accounting Officer of the Company of the Company since July 1999. Mr. Russell has served in several positions at the Company since January 1997. Prior to joining the Company, Mr. Russell was Director of Financial Reporting of both The MetraHealth Companies, Inc. from May 1995 to October 1995 and of United HealthCare Corporation from October 1995 to December 1996. From 1979 to May 1995, Mr. Russell served in several positions at Ernst & Young LLP.

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

Annuity..............................   A contract that pays a periodic benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

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

Claim adjustment expenses............   See "Loss adjustment expenses."



Claims and claim adjustment
       expenses......................   See "Loss and loss adjustment expenses."

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

Commercial lines.....................   The various kinds of property and casualty insurance that are written for businesses.
Commercial multi-peril
       policies .....................   Refers to policies which cover both property and third party liability exposures.

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

Net written premiums.................   Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.



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

Reinsurance..........................   The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to such insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

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

Risk-based capital ("RBC")...........   A measure adopted by the NAIC and enacted by states for assessing the minimum statutory capital and surplus requirements of insurers.

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

ITEM 2.       PROPERTIES.

         The Company's executive offices are located in Hartford, Connecticut. The Company rents from an affiliate of Citigroup approximately 1,030,000 square feet of office space in Hartford, Connecticut, under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by the Company for additional five-year terms. Under certain circumstances, the Company may be required to purchase the leased premises. In addition, the Company leases 180 field offices totaling approximately 4,827,000 square feet throughout the United States under leases or subleases with third parties. The Company also rents from Aetna approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004.

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

         Beginning in January 1997, sixteen purported class actions and one multi-party action were commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"). The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on certain loss-sensitive workers' compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. Actions have been commenced in the following jurisdictions: Georgia (El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al. and FFE Transportation Services, Inc. et al. v. NCCI, et al.); Tennessee (El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Management Corp., et al. v. The Aetna Casualty and Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. The Aetna Casualty and Surety Company, et al.); Illinois (Hill-Behan Lumber Co v. Hartford Insurance Co. et al. and CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. The Aetna Casualty and Surety Company, et al.); Missouri (Hill-Behan Lumber Corp., et al. v. Hartford Insurance Co., et al.); California (Dal-Tile Corp., et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (American Association of Retired Persons, et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc. et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. NCCI, et al.); and Arizona (Albany International Corp. v. American National Fire Insurance Company, et al.). The Company has vigorously defended all of these cases, and intends to continue doing so.

         The trial courts have ordered partial dismissals of ten of these cases: those pending in Tennessee, Florida, New Jersey, Illinois (both cases), Pennsylvania, Missouri, Alabama, New York and Arizona. The trial courts in Texas and Michigan have denied defendants' motions to dismiss. Interlocutory appeals are pending from the trial courts' rulings in New York and Michigan. In January 2000, the Pennsylvania court denied class certification and the California court granted all defendants' demurrers and subsequently dismissed the complaint with prejudice.

         In the ordinary course of business, certain of the Company's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances. The conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict legal and legislative changes and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise exceeding current reserves. The magnitude of these additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, the Company believes that it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

         The Company is involved in numerous other lawsuits (other than environmental and asbestos claims) arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or an insurer defending coverage claims brought against it. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is listed on the NYSE under the symbol "TAP." There is no established public trading market for the Company's Class B Common Stock. The high and low sale prices, as reported on the consolidated transaction reporting system, for the Class A Common Stock for the periods indicated, and the dividends per share, are set forth on the following page:

                                                1998                                          1999                            2000
                           -------------------------------------------- ----------------------------------------------    ---------
                             1ST Q        2ND Q     3RD Q      4TH Q         1ST Q      2ND Q      3RD Q      4TH Q          1ST Q*
                           ---------- ----------- ---------- ----------    ---------- ---------- ---------- ----------    ---------
Class A Common
Stock Price

High                         $46.063     $45.625    $45.750    $35.500       $38.500    $41.375    $41.875    $38.875      $38.500
Low                          $39.125     $38.750    $29.625    $24.125       $28.188    $33.375    $28.750    $27.688      $29.875

Dividends per
Share of Class A Common
Stock                           $.10        $.10       $.10       $.10         $.125      $.125      $.125      $.125         $.14

* Through March 3, 2000

         At March 3, 2000, the Company had approximately 1,576 holders of record of its Class A Common Stock. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares. At March 3, 2000, TIGI was the sole holder of record of the Company's Class B Common Stock.

         For information on dividend restrictions in certain long-term loan and credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA.

         See "Five-Year Summary of Selected Financial Data" on page 17 of the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report"), included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1999 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1999 Annual Report, included as part of Exhibit 13 to this Form 10-K and incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the material under the caption "Selected Quarterly Financial Data (unaudited)" on page 54 of the 1999 Annual Report, which material is included as part of Exhibit 13 to this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         For information on the directors of the Company, see the material under the caption "Election of directors," in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 18, 2000, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference. For information on executive officers, see
Item 1, "Business -- Other Information -- Executive Officers of the Company" herein.

ITEM 11.      EXECUTIVE COMPENSATION.

         See the material under the caption "Executive compensation" and "How we have done" of the Proxy Statement, incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

         See the material under the captions "About the annual meeting" and "Stock ownership" of the Proxy Statement, incorporated herein by reference.

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

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.

     (a)      Documents filed as a part of the report:

         (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

         (3)     Exhibits:

                 See Exhibit Index.

     (b)      Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended December 31, 1999; however, on February 29, 2000, the Company filed a Current Report on Form 8-K, dated February 29, 2000, reporting under Item 5 thereof certain information related to Travelers Property Casualty Corp. issuing a press release announcing that it had signed a letter of intent to acquire the surety business of Reliance Group Holdings, Inc.

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

3.02+                       By-Laws of the Company, effective January 19, 1999.

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



EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------

10.01.01*                   Travelers Property Casualty Corp. Capital
                            Accumulation Plan (as amended through July 23,
                            1997), incorporated by reference to Exhibit 10.01 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended September 30, 1997 (File No.
                            1-14328).

10.01.02*+                  Amendment to the Travelers Property Casualty Corp.
                            Capital Accumulation Plan (as amended through July
                            23, 1997).

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

10.04*+                     Travelers Property Casualty Corp. 1996 Deferred
                            Compensation Plan for Non-Employee Directors (as amended through April 1, 1999).

10.05.1* Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q of Travelers Group Inc. for the fiscal quarter ended September 30, 1997 (File No. 1-9924)
                            (the "TRV 9/30/97 10-Q").

10.05.2*                    Amendment to Travelers Group Capital Accumulation
                            Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 1999 (File No.
                            1-9924) (the "Citigroup 12/31/99 10-K").

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

10.06.3*                    Amendment No. 15 to the Travelers Group Stock Option
                            Plan, incorporated by reference to Exhibit 10.04 to the TRV 9/30/97 10-Q.



EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------

10.06.4*                    Amendment No. 16 to the Travelers Group Stock Option
                            Plan, incorporated by reference to Exhibit 10.02.4 to the Citigroup 12/31/99 10-K.

10.07.1* Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the TRV 9/30/97 10-Q.

10.07.2*                    Amendment to the Travelers Group 1996 Stock
                            Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03.2 to the Citigroup 12/31/99 10-K.

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

12.01+                      Computation of Ratio of Earnings to Fixed Charges.

13.01+                      Pages 17 through 55 of the 1999 Annual Report to
                            Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1999 Annual
                            Report to Stockholders).

21.01+                      Subsidiaries of the Registrant.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------

23.01+                      Consent of KPMG LLP, Independent Certified Public Accountants.

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

The financial statements required by Form 11-K for 1999 for the Travelers Group 401(k) Savings Plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page (although no charge will be made for the 1999 Annual Report on Form 10-K) to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

------------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2000.

                                        TRAVELERS PROPERTY CASUALTY CORP.
                                        (Registrant)

                                        By:/s/ Jay S. Fishman
                                        ---------------------
                                        Jay S. Fishman,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2000.

                     SIGNATURE                                                      TITLE
                     ---------                                                      -----

                /s/ Jay S. Fishman                             President and Chief Executive Officer
                ------------------                             (Principal Executive Officer) and Director
                    Jay S. Fishman



               /s/ William P. Hannon                                     Chief Financial Officer
               ---------------------                                   (Principal Financial Officer)
                 William P. Hannon


              /s/ Douglas K. Russell                           Vice President and Chief Accounting Officer
              ----------------------                           (Principal Accounting Officer)
                Douglas K. Russell

                         *                                                  Director
              ----------------------
                Kenneth J. Bialkin

                         *                                                  Director
              ----------------------
                Leslie B. Disharoon

                         *                                            Chairman and Director
              ----------------------
                  Robert I. Lipp

                         *                                                  Director
              ----------------------
                  Dudley C. Mecum

                     SIGNATURE                                               TITLE
                     ---------                                               -----
                         *                                                  Director
              ----------------------
                  Frank J. Tasco

                         *                                                  Director
              ----------------------
                 Sanford I. Weill

                         *                                                  Director
              ----------------------
                  Arthur Zankel



*By:    /s/ Jay S. Fishman
       ----------------------
           Jay S. Fishman
           Attorney-in-fact

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES *



                                                                                           Incorporated
                                                                                         by Reference from
                                                                                        the Company's 1999
                                                                                         Annual Report to
                                                                          Page            Stockholders at
                                                                         Herein           Page Indicated

Independent Auditors' Report                                               F-2                  55

Consolidated Statement of Income for the years ended
   December 31, 1999, 1998 and 1997                                                             34

Consolidated Balance Sheet at December 31, 1999 and 1998                                        35

Consolidated Statement of Changes in Stockholders' Equity
   for the years ended December 31, 1999, 1998 and 1997                                         36

Consolidated Statement of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                                             37

Notes to Consolidated Financial Statements                                                     38-54

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

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Travelers Property Casualty Corp.:

Under date of January 18, 2000, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are incorporated by reference in the December 31, 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for insurance and reinsurance contracts that do not transfer insurance risk and its accounting for insurance-related assessments.

/s/ KPMG LLP
Hartford, Connecticut
January 18, 2000

                                                                     SCHEDULE II


                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME



                                                                      For the year
                                                                    ended December 31,
                                                                    ------------------
                                                           1999           1998           1997
                                                           ----           ----           ----

REVENUES
Net investment income and other                         $     8        $    14        $     9

EXPENSES
Interest                                                    154            163            165
Other                                                        11              4              7
                                                        -------        -------        -------
                                                            165            167            172
                                                        -------        -------        -------

Loss before federal income tax benefit and equity
  in net income of subsidiaries                            (157)          (153)          (163)
Federal income tax benefit                                   54             54             59
                                                        -------        -------        -------
Loss before equity in net income of subsidiaries           (103)           (99)          (104)
Equity in net income of subsidiaries                      1,379          1,442          1,340
                                                        -------        -------        -------

Net income                                              $ 1,276        $ 1,343        $ 1,236
                                                        =======        =======        =======

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

                                                                     SCHEDULE II
                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                                       December 31,
                                                                    1999           1998
                                                                    ----           ----
ASSETS
Short-term securities                                            $     19      $    154
Investment in subsidiaries at equity                               10,776        11,234
Deferred federal income taxes                                          16            14
Other assets                                                            4            11
                                                                 --------      --------
                  Total assets                                   $ 10,815      $ 11,413
                                                                 ========      ========

LIABILITIES
Long-term debt                                                   $  1,777      $  2,177
Other liabilities                                                      97           111
                                                                 --------      --------
                  Total liabilities                                 1,874         2,288
                                                                 --------      --------

STOCKHOLDERS' EQUITY
Common Stock:
     Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued and outstanding                         1             1
     Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                        3             3
Additional paid-in capital                                          5,479         5,479
Retained earnings                                                   4,133         3,052
Accumulated other changes in equity from nonowner sources            (202)          921
Treasury stock, at cost (shares, 13,159,386 and 8,544,687)           (451)         (298)
Unearned compensation                                                 (22)          (33)
                                                                 --------      --------
                  Total stockholders' equity                        8,941         9,125
                                                                 --------      --------
                  Total liabilities and stockholders' equity     $ 10,815      $ 11,413
                                                                 ========      ========

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

                                                                     SCHEDULE II
                        Travelers Property Casualty Corp.
                              (Parent Company Only)

                  Condensed Financial Information of Registrant
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS


                                                                      For the year
                                                                    ended December 31,
                                                                    ------------------
                                                               1999       1998          1997
                                                               ----       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 1,276      $ 1,343      $ 1,236
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Equity in net income of subsidiaries                   (1,379)      (1,442)      (1,340)
       Dividends received from consolidated subsidiaries         850          540          340
       Amortization expense                                        2            2            2
       Deferred federal income tax benefit                        (2)           1           (2)
       Federal income taxes receivable                             1            2           32
       Other assets                                                6           (6)        --
       Other liabilities                                          (5)          (3)           6
                                                             -------      -------      -------
         Net cash provided by operating activities               749          437          274
                                                             -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Short-term securities, purchases, net                         135         (143)          (5)
   Other investments, net                                       (135)        --           --
                                                             -------      -------      -------
         Net cash used in investing activities                  --           (143)          (5)
                                                             -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance (repayment) of commercial paper, net                --           (108)          83
   Payment of long-term debt                                    (400)        --           --
   Purchase of treasury stock                                   (169)         (62)        (268)
   Restricted stock issuance                                      15           33           34
   Dividends to TIGI                                            (164)        (131)         (98)
   Dividends to minority shareholders                            (31)         (26)         (21)
                                                             -------      -------      -------
         Net cash used in financing activities                  (749)        (294)        (270)
                                                             -------      -------      -------
   Net decrease in cash                                         --           --             (1)

   Cash at beginning of period                                  --           --              1
                                                             -------      -------      -------
   Cash at end of period                                     $  --        $  --        $  --
                                                             =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                  $   162      $   163      $   163
                                                             =======      =======      =======
   Cash received during the period for taxes                 $    53      $    57      $    79
                                                             =======      =======      =======

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

3.  DEBT

    On each of September 1, 1999 and October 1, 1999, TAP repaid $200 million for its 6-3/4% notes and 6-1/4% notes, respectively, which matured on those dates.

    The annual maturities of the outstanding debt are as follows: $500 million in 2001 and $1,277 million after 2004.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


                       Supplementary Insurance Information

                                      1999
                                  (In millions)


Segment              Deferred policy        Claims and        Unearned        Premium            Net
                     acquisition costs      claim adjust-     premiums        revenue          investment
                                            ment expense                                         income
                                            reserves                                              (a)
Commercial
   Lines .........          $   277          $26,184          $ 2,608          $ 4,375          $ 1,689

Personal
   Lines .........              248            2,670            1,666            3,634              400
                            -------          -------          -------          -------          -------

Total - Reportable
   Segments ......              525           28,854            4,274            8,009            2,089

Other ............               --              149               --               --                3
                            -------          -------          -------          -------          -------

Consolidated .....          $   525          $29,003          $ 4,274          $ 8,009          $ 2,092
                            =======          =======          =======          =======          =======


                                                   Amortization
Segment                         Claims             of deferred             Other               Premiums
                              and claim              policy               operating            written
                              adjustment          acquisition             expenses
                               expenses               costs                  (b)
Commercial
   Lines .........               $3,505               $  617               $  805               $4,408

Personal
   Lines .........                2,554                  643                  364                3,805
                                 ------               ------               ------               ------

Total - Reportable
   Segments ......                6,059                1,260                1,169                8,213

Other ............                   --                   --                  169                   --
                                 ------               ------               ------               ------

Consolidated .....               $6,059               $1,260               $1,338               $8,213
                                 ======               ======               ======               ======




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

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1998
                                  (In millions)



Segment                  Deferred policy      Claims and        Unearned           Premium
                         acquisition costs    claim adjust-     premiums           revenue
                                              ment expense
                                              reserves
Commercial
   Lines                     $   292           $26,702           $ 2,597           $ 4,525

Personal
   Lines                         226             2,709             1,569             3,271
                             -------           -------           -------           -------

Total - Reportable
   Segments                      518            29,411             4,166             7,796

Other                           --                 178              --                --
                             -------           -------           -------           -------

Consolidated                 $   518           $29,589           $ 4,166           $ 7,796
                             =======           =======           =======           =======

                                                            Amortization
                         Net               Claims           of deferred        Other           Premiums
                         investment       and claim         policy             operating       written
Segment                  income           adjustment        acquisition        expenses
                         (a)              expenses          costs              (b)
Commercial
   Lines                $ 1,709           $ 3,766           $   645           $   916           $ 4,614

Personal
   Lines                    389             2,181               552               372             3,490
                        -------           -------           -------           -------           -------

Total - Reportable
   Segments               2,098             5,947             1,197             1,288             8,104

Other                         2              --                --                 182              --
                        -------           -------           -------           -------           -------

Consolidated            $ 2,100           $ 5,947           $ 1,197           $ 1,470           $ 8,104
                        =======           =======           =======           =======           =======

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

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1997
                                  (In millions)



Segment                  Deferred policy      Claims and        Unearned           Premium
                         acquisition costs    claim adjust-     premiums           revenue
                                              ment expense
                                              reserves
Commercial
   Lines                     $   309           $27,356           $ 2,519           $ 4,308

Personal
   Lines                         192             2,782             1,348             2,917
                             -------           -------           -------           -------

Total - Reportable
   Segments                      501            30,138             3,867             7,225

Other                           --                 186              --                --
                             -------           -------           -------           -------

Consolidated                 $   501           $30,324           $ 3,867           $ 7,225
                             =======           =======           =======           =======


                                                                    Amortization
                                 Net               Claims           of deferred        Other              Premiums
Segment                          investment       and claim         policy             operating          written
                                 income           adjustment        acquisition        expenses
                                 (a)              expenses          costs              (b)

Commercial
   Lines                           $ 1,695           $ 3,631           $   622           $   980           $ 4,758

Personal
   Lines                               353             1,853               505               366             3,074
                                   -------           -------           -------           -------           -------

Total - Reportable
   Segments                          2,048             5,484             1,127             1,346             7,832

Other                                    3              --                --                 202              --
                                   -------           -------           -------           -------           -------

Consolidated                       $ 2,051           $ 5,484           $ 1,127           $ 1,548           $ 7,832
                                   =======           =======           =======           =======           =======

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

                                   SCHEDULE VI

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


  Supplementary Information Concerning Property-Casualty Insurance Operations(1)

                                    1997-1999

                                  (In millions)


                                                   Reserves for
                                                     unpaid          Discount
                                   Deferred          claims            from
        Affiliation                 policy          and claim        reserves                                             Net
           with                  acquisition       adjustment        for unpaid      Unearned            Earned       investment
         registrant                  costs           expenses         claims (2)      premiums          premiums        income
          -------                  -------           -------          -------         -------           -------         -------
1999 Consolidated property -
     casualty operations            $   525           $28,854           $   832         $ 4,274           $ 8,009       $ 2,089


1998 Consolidated property -
     casualty operations            $   518           $29,411           $   781         $ 4,166           $ 7,796       $ 2,098


1997 Consolidated property -
     casualty operations            $   501           $30,138           $   912         $ 3,867           $ 7,225       $ 2,048


                                                Claims and
                                               claim adjust-
                                                ment expenses            Amortization
                                             incurred related to:         of deferred     Paid claims
       Affiliation                         ------------------------          policy        and claim
          with                             Current          Prior         acquisition      adjustment       Premiums
       registrant                            Year            Year              costs         expenses        written
        -------                            -------         --------       -----------     -------------     ----------
1999 Consolidated property -
     casualty operations                   $6,194           $ (242)           $1,260           $6,732           $8,213


1998 Consolidated property -
     casualty operations                   $6,057           $ (323)           $1,197           $6,377           $8,104


1997 Consolidated property -
     casualty operations                   $5,730           $ (492)           $1,127           $5,648           $7,832



(1)    Excludes accident and health business.
(2)    See "Discounting" on page 18.