Form 10-Q
period 2000-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2000-05-12
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

AS OF APRIL 30, 2000, THERE WERE 1,000 OUTSTANDING SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                                                     Page No.
                                                                                                     --------
           Condensed Consolidated Statement of Income (Unaudited) -
              Three Months Ended March 31, 2000 and 1999                                                 3

           Condensed Consolidated Balance Sheet - March 31, 2000 (Unaudited)
              and December 31, 1999                                                                      4

           Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Unaudited) -
              Three Months Ended March 31, 2000                                                          5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2000 and 1999                                                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          12


                           Part II - Other Information


Item 1.    Legal Proceedings                                                                            22

Item 6.    Exhibits and Reports on Form 8-K                                                             23

Exhibit Index                                                                                           24

Signatures                                                                                              25

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (in millions, except per share amounts)



For the Three Months Ended March 31,                                           2000           1999
                                                                              -------        -------
REVENUES
Premiums                                                                      $ 1,989        $ 1,965
Net investment income                                                             548            503
Fee income                                                                         72             67
Realized investment gains (losses)                                                (59)            16
Other revenues                                                                     19             22
                                                                              -------        -------
   Total revenues                                                               2,569          2,573
                                                                              -------        -------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                            1,496          1,459
Amortization of deferred acquisition costs                                        300            315
Interest expense                                                                   34             40
General and administrative expenses                                               295            308
                                                                              -------        -------
   Total claims and expenses                                                    2,125          2,122
                                                                              -------        -------

Income before federal income taxes and cumulative effect
   of changes in accounting principles                                            444            451
Federal income taxes                                                              113            117
                                                                              -------        -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES               331            334
Cumulative effect of change in accounting for insurance-related
   assessments, net of tax                                                         --           (160)
Cumulative effect of change in accounting for insurance and reinsurance
   contracts that do not transfer insurance risk, net of tax                       --             27
                                                                              -------        -------
NET INCOME                                                                    $   331        $   201
                                                                              =======        =======

BASIC EARNINGS PER SHARE
Income before cumulative effect of changes in accounting principles           $  0.86        $  0.85
Cumulative effect of changes in accounting principles                              --          (0.34)
                                                                              -------        -------
Net income                                                                    $  0.86        $  0.51
                                                                              =======        =======
Weighted average number of common shares outstanding                            384.5          389.6
                                                                              -------        -------

DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in accounting principles           $  0.86        $  0.85
Cumulative effect of changes in accounting principles                              --          (0.34)
                                                                              -------        -------
Net income                                                                    $  0.86        $  0.51
                                                                              =======        =======
Weighted average number of common shares outstanding
   and common stock equivalents                                                 385.4          390.5
                                                                              =======        =======



            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                      2000            1999
                                                                                   (UNAUDITED)
                                                                                   -----------     -------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $25,597 and $25,711)       $ 25,524        $ 25,305
Equity securities, at fair value (cost, $1,159 and $1,166)                              1,185           1,261
Mortgage loans                                                                            488             464
Real estate held for sale                                                                  47              50
Short-term securities                                                                   2,279           1,535
Other investments                                                                       1,403           1,221
                                                                                     --------        --------
   Total investments                                                                   30,926          29,836
                                                                                     --------        --------

Cash                                                                                      118              55
Investment income accrued                                                                 398             385
Premium balances receivable                                                             2,766           2,738
Reinsurance recoverables                                                                9,438           9,424
Deferred acquisition costs                                                                527             525
Deferred federal income taxes                                                           1,429           1,552
Contractholder receivables                                                              2,085           2,059
Goodwill                                                                                1,380           1,390
Other assets                                                                            2,587           2,293
                                                                                     --------        --------
   Total assets                                                                      $ 51,654        $ 50,257
                                                                                     ========        ========
LIABILITIES
Claims and claim adjustment expense reserves                                         $ 28,846        $ 29,003
Unearned premium reserves                                                               4,374           4,274
Contractholder payables                                                                 2,085           2,059
Long-term debt                                                                            850             850
Other liabilities                                                                       5,291           4,230
                                                                                     --------        --------
   Total liabilities                                                                   41,446          40,416
                                                                                     --------        --------
TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                              900             900
                                                                                     --------        --------
STOCKHOLDERS' EQUITY
Common stock:
   Class A, $.01 par value, 700 million shares authorized;
       72,393,407 shares issued                                                             1               1
   Class B, $.01 par value, 700 million shares authorized;
       328,020,170 shares issued and outstanding                                            3               3
Additional paid-in capital                                                              5,480           5,479
Retained earnings                                                                       4,410           4,133
Accumulated other changes in equity from nonowner sources                                 (30)           (202)
Treasury stock, at cost (shares, 15,268,774 and 13,159,386)                              (523)           (451)
Unearned compensation                                                                     (33)            (22)
                                                                                     --------        --------
   Total stockholders' equity                                                           9,308           8,941
                                                                                     --------        --------
   Total liabilities and stockholders' equity                                        $ 51,654        $ 50,257
                                                                                     ========        ========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          (in millions, except shares)



For the Three Months Ended March 31, 2000

                                                                    DOLLARS                             SHARES
                                                                    -------                   ---------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL                                                     CLASS A        CLASS B
                                                                                              ----------      -----------
Balance, beginning of period                                      $   5,483                   72,393,407      328,020,170
Net Capital Accumulation Plan grants                                      1
                                                                  ---------
Balance, end of period                                                5,484
                                                                  ---------
RETAINED EARNINGS
Balance, beginning of period                                          4,133
Net income                                                              331
Dividends                                                               (54)
                                                                  ---------
Balance, end of period                                                4,410
                                                                  ---------

ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                           (202)
Net unrealized gain on securities                                       172
                                                                  ---------
Balance, end of period                                                  (30)
                                                                  ---------

TREASURY STOCK (AT COST)
Balance, beginning of period                                           (451)                 (13,159,386)               --
Net Capital Accumulation Plan grants                                      5                      173,928                --
Treasury stock acquired                                                 (77)                  (2,301,000)               --
Other                                                                    --                       17,684                --
                                                                  ---------                  -----------       -----------
Balance, end of period                                                 (523)                 (15,268,774)               --
                                                                  ---------                  -----------       -----------

UNEARNED COMPENSATION
Balance, beginning of period                                            (22)
Net issuance of restricted stock under
   Capital Accumulation Plan                                            (16)
Restricted stock amortization                                             5
                                                                  ---------
Balance, end of period                                                  (33)
                                                                  ---------                  -----------       -----------
   Total stockholders' equity and shares outstanding              $   9,308                   57,124,633       328,020,170
                                                                  =========                  ===========       ===========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


For the Three Months Ended March 31,                      2000           1999
                                                         -------        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $   277        $   129
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                        469            345
     Mortgage loans                                            3             45
   Proceeds from sales of investments
     Fixed maturities                                      4,370          1,833
     Equity securities                                       861            148
     Real estate held for sale                                19              5
   Purchase of investments
     Fixed maturities                                     (4,741)        (2,061)
     Equity securities                                      (876)          (210)
     Mortgage loans                                          (27)            (1)
   Short-term securities, net                               (734)          (275)
   Other investments, net                                   (221)          (186)
   Securities transactions in course of settlement           794            295
                                                         -------        -------
         Net cash used in investing activities               (83)           (62)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                (77)           (29)
   Dividend to TIGI                                          (46)           (41)
   Dividend to minority shareholders                          (8)            (8)
                                                         -------        -------
         Net cash used in financing activities              (131)           (78)
                                                         -------        -------

Net increase (decrease) in cash                               63            (11)
Cash at beginning of period                                   55             62
                                                         -------        -------
Cash at end of period                                    $   118        $    51
                                                         =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                     $    16        $    14
   Interest paid                                         $    26        $    25
                                                         =======        =======


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TAP) (a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect subsidiary of Citigroup Inc. (Citigroup)) and its subsidiaries (collectively, the Company), are prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

     During April 2000, TIGI completed a cash tender offer to purchase all the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. After giving effect to the purchase of the shares tendered (approximately 52 million shares) and together with the 328,020,170 shares of TAP's Class B Common Stock, which were converted by TIGI into an equal number of shares of Class A Common Stock, TIGI beneficially owned approximately 99% of the outstanding shares of TAP's Class A Common Stock. TIGI also established a wholly-owned subsidiary of TIGI (Merger Sub) which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI, and all remaining shares of Class A Common Stock of TAP (other than the shares owned by Citigroup and its subsidiaries) were converted into the right to receive $41.95 per share in cash. In connection with the merger, all previously outstanding shares of Class A Common Stock of TAP became treasury shares and the 1,000 shares of Common Stock of Merger Sub (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. Accordingly, as of the date hereof, TAP has outstanding 1,000 shares of Class A Common Stock (held by TIGI) and no shares of Class B Common Stock.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Accounting changes in the first quarter of 1999 refer to the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" and SOP 98-7, "Deposit
     Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which resulted in a charge of $160 million after tax and a benefit of $27 million after tax, respectively.

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137) which allows entities which have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000, and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

3.   Segment Information

                                                                                              TOTAL
                                                             COMMERCIAL     PERSONAL     REPORTABLE
     (at and for the quarter ended March 31, in millions)         LINES        LINES       SEGMENTS
     ----------------------------------------------------------------------------------------------
     2000
     Revenues
       Premiums                                                $  1,079     $    910       $  1,989
       Net investment income                                        436          113            549
       Fee income                                                    72           --             72
       Realized investment losses                                   (48)         (11)           (59)
       Other                                                          3           16             19
     ----------------------------------------------------------------------------------------------
         Total revenues                                        $  1,542     $  1,028       $  2,570
     ==============================================================================================
     Operating income (1)                                      $    299     $     96       $    395
     Assets                                                      43,728        7,714         51,442
     ----------------------------------------------------------------------------------------------
     1999
     Revenues
       Premiums                                                $  1,073     $    892       $  1,965
       Net investment income                                        413           90            503
       Fee income                                                    67           --             67
       Realized investment gains (losses)                            18           (2)            16
       Other                                                          8           14             22
     ----------------------------------------------------------------------------------------------
         Total revenues                                        $  1,579     $    994       $  2,573
     ==============================================================================================
     Operating income (1)                                      $    245     $    109       $    354
     Assets                                                      44,130        7,564         51,694
     ==============================================================================================

     (1) Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

     BUSINESS SEGMENT RECONCILIATION

     (for the quarter ended March 31, in millions)                                   2000        1999
     ------------------------------------------------------------------------------------------------
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments                                 $ 395       $ 354
     Other operating loss (1)                                                         (26)        (30)
     Realized investment gains (losses)                                               (38)         10
     Cumulative effect of changes in accounting for:
       Insurance-related assessments                                                   --        (160)
       Insurance and reinsurance contracts that do not transfer insurance risk         --          27
     ------------------------------------------------------------------------------------------------
       Total consolidated net income                                                $ 331       $ 201
     ================================================================================================

     (1) The primary component of the other operating loss is after-tax interest expense of $22 million and $26 million for 2000 and 1999, respectively.


4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

     (for the three months ended March 31, in millions)       2000       1999
     ------------------------------------------------------------------------
     Net income                                              $ 331      $ 201
     Net unrealized gain (loss) on securities                  172       (235)
     Foreign currency translation adjustments                   --          2
     ------------------------------------------------------------------------
       Total changes in equity from nonowner sources         $ 503      $ (32)
     ========================================================================

5.   Earnings per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Capital Accumulation Plan and other restricted stock plans. For the three months ended March 31, 2000 and 1999, there was no significant effect on EPS from dilutive securities issued.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At March 31, 2000, this requirement was exceeded by approximately $4.9 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At March 31, 2000, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 2000, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $200 million of dividends from its insurance subsidiaries during the first three months of 2000.

7.   Commitments and Contingencies

     In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. In the opinion of the Company's management, it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, in the opinion of the Company's management, it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, the Company believes that the net receivable from reinsurance contracts is properly stated.

     It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

     The reserves carried for environmental and asbestos claims at March 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.   Commitments and Contingencies, Continued

     In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than those described above. Although there can be no assurances, in the opinion of the Company's management, based on information currently available, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

8.   Acquisition of the Reliance Group Holdings, Inc. Surety Business

     On April 10, 2000, the Company signed a definitive agreement with Reliance Group Holdings, Inc. (Reliance) for the $580 million purchase of the surety business of Reliance. The purchase has been approved by the Boards of Directors of Reliance, the Company and Citigroup, and is subject to approval by various regulatory authorities and to customary closing conditions. The transaction is expected to close by the end of the second quarter.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

The Results of Operations reflect the consolidated results of operations of Travelers Property Casualty Corp. (TAP) and its subsidiaries (the Company). The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.

During April 2000, The Travelers Insurance Group Inc. (TIGI) completed a cash tender offer to purchase all the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. After giving effect to the purchase of the shares tendered (approximately 52 million shares) and together with the 328,020,170 shares of TAP's Class B Common Stock, which were converted by TIGI into an equal number of shares of Class A Common Stock, TIGI beneficially owned approximately 99% of the outstanding shares of TAP's Class A Common Stock. TIGI also established a wholly-owned subsidiary of TIGI (Merger Sub) which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI, and all remaining shares of Class A Common Stock of TAP (other than the shares owned by Citigroup and its subsidiaries) were converted into the right to receive $41.95 per share in cash. In connection with the merger, all previously outstanding shares of Class A Common Stock of TAP became treasury shares and the 1,000 shares of Common Stock of Merger Sub (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. Accordingly, as of the date hereof, TAP has outstanding 1,000 shares of Class A Common Stock (held by TIGI) and no shares of Class B Common Stock.

On April 10, 2000, the Company signed a definitive agreement with Reliance Group Holdings, Inc. (Reliance) for the $580 million purchase of the surety business of Reliance. The purchase has been approved by the Boards of Directors of Reliance, the Company and Citigroup, and is subject to approval by various regulatory authorities and to customary closing conditions. The transaction is expected to close by the end of the second quarter.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
 (in millions, except per share data)                                           2000         1999
=================================================================================================
Revenues..................................................................    $ 2,569     $ 2,573
-------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles.......    $   331     $   334
Cumulative effect of changes in accounting principles.....................          -        (133)
-------------------------------------------------------------------------------------------------
Net income (1)............................................................    $   331     $   201
-------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles.....    $  0.86     $  0.85
  Cumulative effect of changes in accounting principles...................          -       (0.34)
-------------------------------------------------------------------------------------------------
  Net income..............................................................    $  0.86     $  0.51
-------------------------------------------------------------------------------------------------
  Weighted average number of common shares outstanding ...................      384.5       389.6
-------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of changes in accounting principles.....    $  0.86     $  0.85
  Cumulative effect of changes in accounting principles...................          -       (0.34)
-------------------------------------------------------------------------------------------------
  Net income..............................................................    $  0.86     $  0.51
-------------------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding and common stock equivalents......................      385.4       390.5
-------------------------------------------------------------------------------------------------

(1) Net income includes $38 million of realized investment losses in the three months ended March 31, 2000 and $10 million of realized investment gains in the three months ended March 31, 1999.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income was $331 million in the first quarter of 2000 compared to $201 million in the first quarter of 1999. Net income in 1999 included a charge of $160 million related to the adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the adoption of AcSEC Statement of Position 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Operating earnings, which exclude realized investment gains and losses and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, were $369 million or $0.96 per share in the first quarter of 2000, an increase of $45 million or $0.13 per share from $324 million or $0.83 per share in the first quarter of 1999. The increase in operating earnings was primarily the result of increased net investment income, Commercial Lines rate increases achieved in prior quarters, higher favorable prior-year reserve development in Commercial Lines and continued expense reductions, partially offset by higher catastrophe losses in Personal Lines.

Revenues of $2.569 billion in the first quarter of 2000 decreased $4 million from $2.573 billion in the first quarter of 1999. This decrease was primarily attributable to realized investment losses in the first quarter of 2000 compared to realized investment gains in the first quarter of 1999, mostly offset by an increase in net investment income, an increase in earned premiums due to increased production in Personal Lines, and a slight increase in fee income.

Net investment income was $548 million in the first quarter of 2000, an increase of $45 million from the first quarter of 1999, reflecting a higher yield on invested assets in the first quarter of 2000, partially offset by an increase in tax-exempt securities.

Fee income in the first quarter of 2000 was $72 million, a $5 million increase from the first quarter of 1999. National Accounts within Commercial Lines is the primary source of fee income due to its service business. The increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products.

Claims and expenses of $2.125 billion in the first quarter of 2000 increased $3 million from the first quarter of 1999. The increase was primarily the result of increased claims related to the growth in premiums, offset by a reduction in general and administrative expenses, favorable prior-year reserve development in Commercial Lines and a decrease in interest expense due to debt repayments.

The Company's effective federal tax rate was 25% in the first quarter of 2000 compared to 26% in the first quarter of 1999, excluding the cumulative effect of changes in accounting principles in the first quarter of 1999. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income. The rate in the first quarter of 2000 was less than the rate in the first quarter of 1999 primarily due to a proportionately larger amount of tax-exempt income versus pre-tax income.

The statutory and GAAP combined ratios were as follows:

Three Months Ended March 31,                                 2000      1999
--------------------------------------------------------------------------------
STATUTORY:
     Loss and loss adjustment expense (LAE) ratio.......      72.8%     71.9%
     Underwriting expense ratio.........................      27.5      28.0
     Combined ratio before policyholder dividends.......     100.3      99.9
     Combined ratio.....................................     100.8     100.4
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio.................................      72.6%     71.7%
     Underwriting expense ratio.........................      27.5      28.2
     Combined ratio before policyholder dividends.......     100.1      99.9
     Combined ratio.....................................     100.6     100.4
--------------------------------------------------------------------------------

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 first quarter statutory and GAAP combined ratios include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first quarter of 1999 would have been 99.6% and 100.9%, respectively. The increase in the first quarter of 2000 statutory combined ratio before policyholder dividends compared to the first quarter of 1999 statutory combined ratio before policyholder dividends excluding the above adjustment was due to higher catastrophe losses and lower favorable prior-year reserve development in Personal Lines, offset in part by lower weather-related losses and higher favorable prior-year reserve development in Commercial Lines. The decrease in the first quarter of 2000 GAAP combined ratio before policyholder dividends compared to the first quarter of 1999 GAAP combined ratio before policyholder dividends excluding the above adjustment was due to lower weather-related losses, higher favorable prior-year reserve development and continued expense reductions in Commercial Lines, partially offset by higher catastrophe losses and lower favorable prior-year reserve development in Personal Lines.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

COMMERCIAL LINES

Three Months Ended March 31,                                               2000        1999
--------------------------------------------------------------------------------------------
(in millions)
Revenues.............................................................    $ 1,542     $ 1,579
--------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles..    $   268     $   257
Cumulative effect of changes in accounting principles................          -        (133)
--------------------------------------------------------------------------------------------
Net income (1).......................................................    $   268     $   124
============================================================================================

(1) Commercial Lines net income includes $31 million of realized investment losses in the three months ended March 31, 2000 and $12 million of realized investment gains in the three months ended March 31, 1999.

Net income was $268 million in the first quarter of 2000 compared to $124 million in 1999. Net income in 1999 included a charge of $160 million related to the adoption of SOP 97-3 and a benefit of $27 million related to the adoption of SOP 98-7. The net charge of $133 million due to the adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $299 million in the first quarter of 2000 compared to $245 million in the first quarter of 1999. This increase was due to higher net investment income, rate increases achieved in prior quarters, increased favorable prior-year reserve development, lower weather-related losses and continued expense reductions. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

Revenues were $1.542 billion in the first quarter of 2000 compared to $1.579 billion in the first quarter of 1999. This decrease primarily reflected realized investment losses in the first quarter of 2000 compared to realized investment gains in the first quarter of 1999, partially offset by higher net investment income, earned premiums, and fee income.

Commercial Lines net written premiums in the first quarter of 2000 totaled $1.147 billion, up $33 million from $1.114 billion in the first quarter of 1999. This increase reflected the impact of continued favorable pricing on renewal business and an increase in new business premiums.

Fee income in the first quarter of 2000 was $72 million compared to $67 million in the first quarter of 1999. The $5 million increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $92 million in the first quarter of 2000 compared to $150 million in the first quarter of 1999. The $58 million decrease was primarily due to the shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation.

National Accounts new business was significantly higher in the first quarter of 2000 than in the first quarter of 1999, reflecting the acquisition of several large accounts in 2000. National Accounts business retention ratio in the first quarter of 2000 was virtually the same as that in the first quarter of 1999.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $487 million in the first quarter of 2000 compared to $444 million in the first quarter of 1999. The $43 million increase reflected the favorable pricing on renewal business and an increase in new business premiums, while still maintaining its disciplined approach to underwriting and risk management.

Commercial Accounts new business in the first quarter of 2000 was significantly higher than in the first quarter of 1999, reflecting the increased market activity resulting from the pricing environment. Commercial Accounts business retention ratio in the first quarter of 2000 was virtually the same as that in the first quarter of 1999. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $387 million in the first quarter of 2000 compared to $372 million in the first quarter of 1999. The increase in Select Accounts net written premiums primarily reflected modest price increases on renewal business and an increase in new business premiums. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management.

New business in Select Accounts was moderately higher in the first quarter of 2000 compared to the first quarter of 1999. New business was unusually low in the first quarter of 1999 reflecting its selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio was moderately lower in the first quarter of 2000 than in the first quarter of 1999, reflecting a small increase in lost business due to the renewal price increases in 2000.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $181 million in the first quarter of 2000 compared to $148 million in the first quarter of 1999. This increase primarily reflected the impact of reinsurance ceded activity and an increase in new business premiums.

Commercial Lines claims and expenses of $1.185 billion in the first quarter of 2000 were down from $1.237 billion in the first quarter of 1999. This decrease was due to higher favorable prior-year reserve development, lower weather-related losses and continued expense reductions in operations.

There were no catastrophe losses in both the first quarter of 2000 and 1999.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended March 31,                                   2000       1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio...................................     73.5%      76.2%
     Underwriting expense ratio...........................     27.9       28.5
     Combined ratio before policyholder dividends.........    101.4      104.7
     Combined ratio.......................................    102.3      105.7
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio...................................     73.2%      75.8%
     Underwriting expense ratio...........................     27.3       31.1
     Combined ratio before policyholder dividends.........    100.5      106.9
     Combined ratio.......................................    101.4      107.9
--------------------------------------------------------------------------------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the first quarter of 2000 statutory and GAAP combined ratios before policyholder dividends compared to the first quarter of 1999 statutory and GAAP combined ratios before policyholder dividends was due to higher favorable prior-year reserve development, lower weather-related losses and continued expense reductions.

PERSONAL LINES

Three Months Ended March 31,                                    2000      1999
--------------------------------------------------------------------------------
(in millions)
Revenues...................................................    $1,028    $ 994
Net income (1).............................................    $   89    $ 107
--------------------------------------------------------------------------------

(1) Personal Lines net income includes $7 million and $2 million of realized investment losses in the three months ended March 31, 2000 and 1999, respectively.

Personal Lines operating income, which excludes realized investment gains and losses, was $96 million in the first quarter of 2000 compared to $109 million in the first quarter of 1999. The 2000 decrease is a result of higher catastrophe losses and lower favorable prior-year reserve development, offset in part by higher net investment income.

Revenues were $1.028 billion in the first quarter of 2000 compared to $994 million in the first quarter of 1999. This increase primarily reflected higher net investment income and an increase in earned premiums.

Net written premiums in the first quarter of 2000 were $890 million compared to $912 million (excluding $72 million due to an adjustment associated with the termination of a quota share reinsurance arrangement) in the first quarter of 1999. This decrease reflected planned reductions in the TRAVELERS SECURE(R) auto and homeowner business, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management, offset in part by growth in affinity group marketing.

Personal Lines claims and expenses of $901 million in the first quarter of 2000 increased $62 million from the first quarter of 1999. This increase was primarily the result of higher losses associated with the growth in earned premiums and related claim volumes, higher catastrophe losses and lower favorable prior-year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $30 million in the first quarter of 2000 compared to $8 million in the first quarter of 1999. The 2000 catastrophe losses were due to hailstorms in Louisiana and Texas. The 1999 catastrophe losses were due to a wind and ice storm in the Midwest and the Northeast.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended March 31,                                    2000      1999
--------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio.....................................    72.1%     66.6%
     Underwriting expense ratio.............................    27.0      27.4
     Combined ratio.........................................    99.1      94.0
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio.....................................    71.9%     66.6%
     Underwriting expense ratio.............................    27.7      24.8
     Combined ratio.........................................    99.6      91.4
--------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 first quarter statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first quarter of 1999 would have been 93.2% and 93.4%, respectively. The increase in the first quarter of 2000 statutory and GAAP combined ratios compared to the first quarter of 1999 excluding the above adjustment, was primarily due to higher catastrophe losses and lower favorable prior-year reserve development.

INTEREST EXPENSE AND OTHER

Three Months Ended March 31,                                  2000      1999
--------------------------------------------------------------------------------
(in millions)
Revenues...................................................  $  (1)    $   0
Net loss...................................................  $ (26)    $ (30)
--------------------------------------------------------------------------------

The primary component of net loss for the first quarter of 2000 and 1999 was after-tax interest expense of $22 million and $26 million, respectively. Interest expense decreased in the first quarter of 2000 compared to the first quarter of 1999 due to debt repayments of $200 million in September 1999 and $200 million in October 1999.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 2000, approximately 21% of the net aggregate reserve (i.e., approximately $136 million) consists of case reserve for resolved claims. The balance, approximately 79% of the net aggregate reserve (i.e., approximately $500 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 2000 and 1999.

Environmental Losses
Three Months Ended March 31,                               2000            1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct ......................................          $ 801           $ 928
   Ceded .......................................           (125)            (96)
--------------------------------------------------------------------------------

     Net .......................................            676             832
Incurred losses and loss expenses:
   Direct ......................................             16              26
   Ceded .......................................             --             (12)
Losses paid:
   Direct ......................................             63              69
   Ceded .......................................             (7)            (21)
--------------------------------------------------------------------------------
Ending reserves:
   Direct ......................................            754             885
   Ceded .......................................           (118)            (87)
--------------------------------------------------------------------------------

     Net .......................................          $ 636           $ 798
================================================================================

ASBESTOS CLAIMS

At March 31, 2000, approximately 13% of the net aggregate reserve (i.e., approximately $107 million) is for pending asbestos claims. The balance, approximately 87% (i.e., approximately $724 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 2000 and 1999.

Asbestos Losses
Three Months Ended March 31,                            2000              1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct ..................................          $ 1,050           $ 1,252
   Ceded ...................................             (223)             (266)
--------------------------------------------------------------------------------

     Net ...................................              827               986
Incurred losses and loss expenses:
   Direct ..................................               25                54
   Ceded ...................................              (12)              (39)
Losses paid:
   Direct ..................................               37                58
   Ceded ...................................              (28)              (79)
--------------------------------------------------------------------------------
Ending reserves:
   Direct ..................................            1,038             1,248
   Ceded ...................................             (207)             (226)
--------------------------------------------------------------------------------

     Net ...................................          $   831           $ 1,022
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

The reserves carried for environmental and asbestos claims at March 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At March 31, 2000, approximately 20% of the net aggregate reserve (i.e., approximately $174 million) is for pending CIOTA claims. The balance, approximately 80% (i.e., approximately $688 million) of the net aggregate reserve, represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 2000 and 1999.

CIOTA Losses
Three Months Ended March 31,                            2000              1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct ..................................          $ 1,184           $ 1,346
   Ceded ...................................             (313)             (392)
--------------------------------------------------------------------------------

     Net ...................................              871               954
Incurred losses and loss expenses:
   Direct ..................................                3               (16)
   Ceded ...................................                2                15
Losses paid:
   Direct ..................................               14                32
   Ceded ...................................               --               (26)
Ending reserves:
   Direct ..................................            1,173             1,298
   Ceded ...................................             (311)             (351)
--------------------------------------------------------------------------------

     Net ...................................          $   862           $   947
================================================================================

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may affect," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; customer responsiveness to both new products and distribution channels; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 44 of the Annual Report on Form 10-K of TAP for the year ended December 31, 1999 (File No. 1-14328), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In February 2000, the Alabama court granted the defendants' motion for partial dismissal, while the Michigan court denied a similar motion. In March 2000, the appellate courts in Texas and Michigan dismissed the defendants' interlocutory appeals, and plaintiffs sought leave to dismiss their class claims in New York. In April 2000, plaintiffs appealed the New York trial court's dismissal of all claims with prejudice.

On March 21, 2000, Citigroup Inc. and TAP announced that they had entered into a Merger Agreement (the "Merger Agreement"), pursuant to which TIGI, a wholly owned subsidiary of Citigroup, purchased the publicly held shares of TAP in a Tender Offer (the "Tender Offer"). The Tender Offer was followed by a merger pursuant to which TAP became a wholly owned subsidiary of TIGI (the "Merger").

Following the announcement of the Tender Offer, certain putative stockholders of TAP filed thirteen lawsuits in the Delaware Chancery Court for New Castle County against Citigroup, TAP and TAP's board of directors, captioned Civil Action No. 17902, Vogel v. Travelers, et al., filed March 21, 2000; Civil Action No. 17903, Susser v. Travelers, et al., filed March 21, 2000; Civil Action No. 17905, Leone
v. Travelers, et al., filed March 21, 2000; Civil Action No. 17906, Schore v. Travelers, et al., filed March 21, 2000; Civil Action No. 17907, Crandon Capital Partners v. Lipp, et al., filed March 21, 2000; Civil Action No. 17908, Ronconi
v. Bialkin, et al., filed March 21, 2000; Civil Action No. 17909, Wycher v. Bialkin, et al., filed March 21, 2000; Civil Action No. 17910, Geo-Centers, Inc.
v. Bialkin, et al., filed March 21, 2000; Civil Action No. 17911, Welch v. Travelers, et al., filed March 21, 2000; Civil Action No. 17919, Rodman Insurance Agency, Inc. v. Travelers, et al., filed March 23, 2000; Civil Action No. 17920, Lewis v. Travelers, et al., filed March 23, 2000; Civil Action No. 17929, Settos v. Travelers, et al., filed March 29, 2000; and Civil Action No. 17956, Wolgin v. Travelers, et al., filed March 31, 2000. All of the cases were ultimately consolidated by Court Order on April 6, 2000, under Civil Action No. 17902 NC, In Re Travelers Property Casualty Corp. Shareholders Litigation (the "Action"). The complaint in the Action alleges, among other things, that the consideration to be paid in the Tender Offer was inadequate and that various duties had been violated by Citigroup, TAP or the Special Committee of TAP's directors appointed to evaluate the transaction. The complaint in the Action seeks, among other things, to rescind the Merger, to obtain compensatory damages in an unspecified amount and to obtain an award of plaintiffs attorneys' fees and other litigation expenses.

Subsequent to the filing of the complaint in the Action, the Tender Offer and Merger closed and the parties have entered into a Memorandum of Understanding (the "Memorandum") to settle the Action, which grants a full release of the defendants and certain related or affiliated persons and extinguishes all claims by or on behalf of any member of the class in the Action relating to the transactions contemplated by the Merger Agreement, including the Tender Offer and the Merger. The Memorandum also provides for the payment of up to $4,400,000 in attorneys fees to counsel for the plaintiffs.

The parties are currently engaged in confirmatory discovery with respect to the settlement. Following the completion of discovery, the parties will prepare definitive settlement documents, including, among other things, a stipulation of settlement and notice to stockholders, which will be submitted to and reviewed by the Court. The Court will subsequently hold a settlement hearing to consider approval of the settlement. There can be no assurance that such approval will be obtained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS:

          See Exhibit Index.

          (b)  REPORTS ON FORM 8-K:

          On February 29, 2000, TAP filed a Current Report on Form 8-K, dated February 29, 2000, reporting under Item 5 thereof the issuance of a press release announcing that it had signed a letter of intent to acquire the surety business of Reliance Group Holdings, Inc.

          On March 21, 2000, TAP filed a Current Report on Form 8-K, dated March 21, 2000, reporting under Item 5 thereof the issuance of a press release announcing that TAP's Board of Directors approved a cash tender offer by Citigroup for all the publicly-held shares of the Company's Class A Common Stock at a price of $41.50 per share.

          No other reports on Form 8-K were filed during the first quarter of 2000.

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

3.02 By-Laws of the Company, effective January 19, 1999, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No.
              1-14328).

3.03 (+) Certificate of Ownership and Merger of TAP Merger Sub Inc. with and into Travelers Property Casualty Corp. dated April 20, 2000.

12.01(+)      Computation of Ratio of Earnings to Fixed Charges.

27.01(+)      Financial Data Schedule.

99.01(+) The second paragraph under the caption "Legal Proceedings" beginning on page 44 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-14328).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------
(+)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TRAVELERS PROPERTY CASUALTY CORP.



Date:  May 12, 2000                       By  /s/ William P. Hannon
                                             -----------------------------------
                                                  William P. Hannon
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:  May 12, 2000                       By  /s/ Douglas K. Russell
                                             -----------------------------------
                                                  Douglas K. Russell
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)