Form 10-K405/A
period 1999-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2000-06-28
CIK 1010551

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

CLASS A COMMON STOCK, PAR VALUE $ .01 PER SHARE   NEW YORK STOCK EXCHANGE
6-3/4% NOTES DUE APRIL 15, 2001                   NEW YORK STOCK EXCHANGE
8.08% TRUST PREFERRED SECURITIES OF SUBSIDIARY    NEW YORK STOCK EXCHANGE
   TRUST (AND REGISTRANT'S GUARANTY
   WITH RESPECT THERETO)
8% TRUST PREFERRED SECURITIES OF SUBSIDIARY       NEW YORK STOCK EXCHANGE
   TRUST (AND REGISTRANT'S GUARANTY
   WITH RESPECT THERETO)


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

3.02                        By-Laws of the Company, effective January 19, 1999.

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
                            1-14328).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------


10.01.02*                   Amendment to the Travelers Property Casualty Corp.
                            Capital Accumulation Plan (as amended through July
                            23, 1997).

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

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------


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

12.01                       Computation of Ratio of Earnings to Fixed Charges.

13.01                       Pages 17 through 55 of the 1999 Annual Report to
                            Stockholders of the Company (pagination of exhibit does not correspond to pagination in the 1999 Annual
                            Report to Stockholders).

21.01                       Subsidiaries of the Registrant.

23.01                       Consent of KPMG LLP, Independent Certified Public
                            Accountants.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
------                      ----------------------


23.02+                      Accountants' consent to incorporation by reference of report filed with Exhibit 99.01

24.01                       Powers of Attorney.

27.01                       Financial Data Schedule.

99.01+                      1999 Financial Statements of the Travelers Group 401(k) Savings
                            Plan, incorporated by reference to Exhibit 99.02 to the Annual
                            Report on Form 10-K/A-1 of Citigroup Inc. for the fiscal year ended December 31, 1999 (File No. 1-9924).


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2000.

                                        TRAVELERS PROPERTY CASUALTY CORP.
                                       (Registrant)


                                        By:/s/ William P. Hannon
                                        -------------------------
                                        William P. Hannon
                                        Chief Financial Officer