Form 10-Q
period 2000-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2000-08-11
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

AS OF JULY 31, 2000, THERE WERE 1,000 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.  Financial Statements:                                               Page No.

         Condensed Consolidated Statement of Income (Unaudited) -
            Three and Six Months Ended June 30, 2000 and 1999                   3

         Condensed Consolidated Balance Sheet - June 30, 2000 (Unaudited)
            and December 31, 1999                                               4

         Condensed Consolidated Statement of Changes in
            Stockholder's Equity (Unaudited) -
            Six Months Ended June 30, 2000                                      5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
            Six Months Ended June 30, 2000 and 1999                             6

         Notes to Condensed Consolidated Financial Statements (Unaudited)       7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   12


                         Part II - Other Information

Item 1.  Legal Proceedings                                                     26

Item 6.  Exhibits and Reports on Form 8-K                                      26

Exhibit Index                                                                  27

Signatures                                                                     28

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  (in millions)

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                  2000        1999        2000         1999
------------------------------------------------------------------------------------------------------------

REVENUES
Premiums                                                        $ 2,041     $ 2,006     $ 4,030      $ 3,971
Net investment income                                               554         510       1,102        1,013
Fee income                                                           83          67         155          134
Realized investment gains (losses)                                    5          31         (54)          47
Other revenues                                                       23          20          42           42
------------------------------------------------------------------------------------------------------------
   Total revenues                                                 2,706       2,634       5,275        5,207
------------------------------------------------------------------------------------------------------------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                              1,569       1,501       3,065        2,960
Amortization of deferred acquisition costs                          310         310         610          625
Interest expense                                                     33          40          67           80
General and administrative expenses                                 296         303         591          611
------------------------------------------------------------------------------------------------------------
   Total claims and expenses                                      2,208       2,154       4,333        4,276
------------------------------------------------------------------------------------------------------------

Income before federal income taxes and cumulative
   effect of changes in accounting principles                       498         480         942          931
Federal income taxes                                                133         126         246          243
------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                            365         354         696          688
Cumulative effect of change in accounting for insurance-
   related assessments, net of tax                                 --          --          --           (160)
Cumulative effect of change in accounting for insurance
   and reinsurance contracts that do not transfer insurance
   risk, net of tax                                                --          --          --             27
------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $   365     $   354     $   696      $   555
============================================================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2000            1999
                                                                                 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $25,280 and $25,711)     $ 25,151        $ 25,305
Equity securities, at fair value (cost, $1,155 and $1,166)                            1,145           1,261
Mortgage loans                                                                          391             464
Real estate held for sale                                                                48              50
Short-term securities                                                                 1,955           1,535
Other investments                                                                     1,698           1,221
-----------------------------------------------------------------------------------------------------------
   Total investments                                                                 30,388          29,836
-----------------------------------------------------------------------------------------------------------

Cash                                                                                    161              55
Investment income accrued                                                               374             385
Premium balances receivable                                                           2,861           2,738
Reinsurance recoverables                                                              9,509           9,424
Deferred acquisition costs                                                              573             525
Deferred federal income taxes                                                         1,421           1,552
Contractholder receivables                                                            2,079           2,059
Goodwill                                                                              2,349           1,390
Other assets                                                                          2,798           2,293
-----------------------------------------------------------------------------------------------------------
   Total assets                                                                    $ 52,513        $ 50,257
===========================================================================================================

LIABILITIES
Claims and claim adjustment expense reserves                                       $ 28,777        $ 29,003
Unearned premium reserves                                                             4,543           4,274
Contractholder payables                                                               2,079           2,059
Long-term debt                                                                          850             850
Other liabilities                                                                     4,801           4,230
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                                 41,050          40,416
-----------------------------------------------------------------------------------------------------------

TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                            900             900
-----------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
       1,000 and 0 shares issued and outstanding                                       --              --
Class A Common Stock, $.01 par value, 700 million shares authorized;
       0 and 72,393,407 shares issued                                                  --                 1
Class B Common Stock, $.01 par value, 700 million shares authorized;
       0 and 328,020,170 shares issued and outstanding                                 --                 3
Additional paid-in capital                                                            5,934           5,479
Retained earnings                                                                     4,721           4,133
Accumulated other changes in equity from nonowner sources                               (92)           (202)
Treasury stock, at cost (shares, 0 and 13,159,386)                                     --              (451)
Unearned compensation                                                                  --               (22)
-----------------------------------------------------------------------------------------------------------
   Total stockholder's equity                                                        10,563           8,941
-----------------------------------------------------------------------------------------------------------
   Total liabilities and stockholder's equity                                      $ 52,513        $ 50,257
===========================================================================================================


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
                          (in millions, except shares)


For the Six Months Ended June 30, 2000

                                                                   DOLLARS                       SHARES
                                                                   -------      ----------------------------------------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL                                     COMMON        CLASS A          CLASS B
                                                                                ------     ------------     ------------
Balance, beginning of period                                      $   5,483          -       72,393,407      328,020,170
TIGI tender offer-related transactions                                  971          -                -                -
Conversion of Class B shares to Class A shares                            -          -      328,020,170     (328,020,170)
Capital Accumulation Plan (CAP) grant                                     1          -                -                -
Authorized and unissued shares related to TIGI's tender offer             -          -     (385,197,223)               -
Treasury stock retired                                                 (521)         -      (15,215,354)               -
Share reclassification                                                    -      1,000           (1,000)               -
---------------------------------------------------------------------------     ----------------------------------------
Balance, end of period                                                5,934      1,000                -                -
---------------------------------------------------------------------------     ----------------------------------------

RETAINED EARNINGS
Balance, beginning of period                                          4,133
Net income                                                              696
Dividends                                                              (108)
---------------------------------------------------------------------------
Balance, end of period                                                4,721
---------------------------------------------------------------------------

ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                           (202)
Net unrealized gain on securities                                       111
Foreign currency translation adjustments                                 (1)
---------------------------------------------------------------------------
Balance, end of period                                                  (92)
---------------------------------------------------------------------------

TREASURY STOCK (AT COST)
Balance, beginning of period                                           (451)         -      (13,159,386)               -
Treasury stock acquired                                                 (77)         -       (2,301,000)               -
Net CAP grants                                                            7          -          245,032                -
Treasury stock retired                                                  521          -       15,215,354                -
---------------------------------------------------------------------------     ----------------------------------------
Balance, end of period                                                    -          -                -                -
---------------------------------------------------------------------------     ----------------------------------------

UNEARNED COMPENSATION
Balance, beginning of period                                            (22)
Net issuance of restricted stock under CAP                              (16)
Restricted stock amortization                                             7
CAP grants converted to Citigroup CAP grants                             31
---------------------------------------------------------------------------
Balance, end of period                                                    -
---------------------------------------------------------------------------     ----------------------------------------
   Total stockholder's equity and shares outstanding              $  10,563       1,000                -               -
===========================================================================     ========================================

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


For the Six Months Ended June 30,                         2000         1999
---------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $   421      $   183
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                      880          895
     Mortgage loans                                        176           47
   Proceeds from sales of investments
     Fixed maturities                                    6,789        4,608
     Equity securities                                   1,397          377
     Real estate held for sale                              19            5
   Purchase of investments
     Fixed maturities                                   (7,197)      (5,252)
     Equity securities                                  (1,510)        (478)
     Mortgage loans                                        (32)          (6)
   Short-term securities, net                             (480)        (155)
   Other investments, net                                 (468)        (312)
   Business acquisitions                                  (278)        --
   Securities transactions in course of settlement         574          214
---------------------------------------------------------------------------
         Net cash used in investing activities            (130)         (57)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                              (77)         (49)
   Dividend to TIGI                                       (100)         (82)
   Dividend to minority shareholders                        (8)         (16)
---------------------------------------------------------------------------
         Net cash used in financing activities            (185)        (147)
---------------------------------------------------------------------------

Net increase (decrease) in cash                            106          (21)
Cash at beginning of period                                 55           62
---------------------------------------------------------------------------
Cash at end of period                                  $   161      $    41
===========================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                   $   174      $   218
   Interest paid                                       $    66      $    80
===========================================================================


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

     During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TAP, all previously outstanding shares of Class A Common Stock of TAP became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At June 30, 2000, TAP's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI. These transactions also generated goodwill of approximately $1.0 billion, which TIGI allocated to TAP. The goodwill is being amortized over 36 years.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Accounting changes for the six months ended June 30, 1999 refer to the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" and SOP 98-7, "Deposit
     Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which resulted in a charge of $160 million after tax and a benefit of $27 million after tax, respectively.

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities which have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or
     (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000, and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

3.   Segment Information

                                                                                                 TOTAL
                                                                 COMMERCIAL     PERSONAL    REPORTABLE
     (at and for the three months ended June 30, in millions)         LINES        LINES      SEGMENTS
     -------------------------------------------------------------------------------------------------
     2000
     Revenues
       Premiums                                                    $  1,121     $    920      $  2,041
       Net investment income                                            438          114           552
       Fee income                                                        83            -            83
       Realized investment gains (losses)                                12           (7)            5
       Other                                                              5           18            23
     -------------------------------------------------------------------------------------------------
         Total revenues                                            $  1,659     $  1,045      $  2,704
     =================================================================================================

     Operating income (1)                                          $    292     $     93      $    385
     Assets                                                          44,427        7,809        52,236
     -------------------------------------------------------------------------------------------------

     1999
     Revenues
       Premiums                                                    $  1,101     $    905      $  2,006
       Net investment income                                            410           99           509
       Fee income                                                        67            -            67
       Realized investment gains (losses)                                34           (3)           31
       Other                                                              6           15            21
     -------------------------------------------------------------------------------------------------
         Total revenues                                            $  1,618     $  1,016      $  2,634
     =================================================================================================

     Operating income (1)                                          $    257     $    103      $    360
     Assets                                                          43,710        7,555        51,265
     -------------------------------------------------------------------------------------------------

     (1) Operating income excludes realized investment gains (losses) and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

                                                                                             TOTAL
                                                              COMMERCIAL    PERSONAL    REPORTABLE
     (at and for the six months ended June 30, in millions)        LINES       LINES      SEGMENTS
     ---------------------------------------------------------------------------------------------
     2000
     Revenues
       Premiums                                                 $  2,200    $  1,830      $  4,030
       Net investment income                                         874         227         1,101
       Fee income                                                    155           -           155
       Realized investment losses                                    (36)        (18)          (54)
       Other                                                           8          34            42
     ---------------------------------------------------------------------------------------------
         Total revenues                                         $  3,201    $  2,073      $  5,274
     =============================================================================================

     Operating income (1)                                       $    591    $    189      $    780
     Assets                                                       44,427       7,809        52,236
     ---------------------------------------------------------------------------------------------

     1999
     Revenues
       Premiums                                                 $  2,174    $  1,797      $  3,971
       Net investment income                                         823         189         1,012
       Fee income                                                    134           -           134
       Realized investment gains (losses)                             52          (5)           47
       Other                                                          14          29            43
     ---------------------------------------------------------------------------------------------
         Total revenues                                         $  3,197    $  2,010      $  5,207
     =============================================================================================

     Operating income (1)                                       $    502    $    212      $    714
     Assets                                                       43,710       7,555        51,265
     ---------------------------------------------------------------------------------------------

     (1)Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

     BUSINESS SEGMENT RECONCILIATION

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
    (in millions)                                                       2000       1999       2000       1999
    ----------------------------------------------------------------------------------------------------------
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments                    $ 385      $ 360      $ 780      $ 714
     Other operating loss (1)                                            (24)       (27)       (50)       (57)
     Realized investment gains (losses)                                    4         21        (34)        31
     Cumulative effect of changes in accounting for:
       Insurance-related assessments                                       -          -          -       (160)
       Insurance and reinsurance contracts that do not
         transfer insurance risk                                           -          -          -         27
    ----------------------------------------------------------------------------------------------------------
       Total consolidated net income                                   $ 365      $ 354      $ 696      $ 555
    ==========================================================================================================

     (1) The primary component of the other operating loss is after-tax interest expense of $22 million and $26 million for the three months ended June 30, 2000 and 1999, respectively, and $44 million and $52 million for the six months ended June 30, 2000 and 1999, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
     (in millions)                                       2000         1999       2000         1999
     ---------------------------------------------------------------------------------------------
     Net income                                         $ 365        $ 354      $ 696        $ 555
     Net unrealized gain (loss) on securities             (61)        (502)       111         (737)
     Foreign currency translation adjustments              (1)          (1)        (1)           1
     ---------------------------------------------------------------------------------------------
       Total changes in equity from nonowner sources    $ 303        $(149)     $ 806        $(181)
     =============================================================================================

5.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At June 30, 2000, this requirement was exceeded by approximately $6.1 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At June 30, 2000, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 2000, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $350 million of dividends from its insurance subsidiaries during the first six months of 2000.

6.   Commitments and Contingencies

     In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). The outcome of the restructuring of Lloyd's remains uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. In the opinion of the Company's management, it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, in the opinion of the Company's management, it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company's management, the net receivable from reinsurance contracts is properly stated.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued

6.   Commitments and Contingencies, Continued

     It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

     The reserves carried for environmental and asbestos claims at June 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

7.   Acquisition of the Reliance Group Holdings, Inc. Surety Business

     On May 31, 2000, the Company completed its previously announced acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H (2) (a) of Form 10-Q.

The Results of Operations reflect the consolidated results of operations of Travelers Property Casualty Corp. (TAP) and its subsidiaries (the Company). The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, associations and individuals throughout the United States.

During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TAP, all previously outstanding shares of Class A Common Stock of TAP became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At June 30, 2000, TAP's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI. These transactions also generated goodwill of approximately $1.0 billion, which TIGI allocated to TAP. The goodwill is being amortized over 36 years.

On May 31, 2000, the Company completed its previously announced acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

CONSOLIDATED RESULTS OF OPERATIONS                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
(in millions)                                                             2000       1999         2000       1999
------------------------------------------------------------------------------------------------------------------
Revenues.............................................................   $ 2,706    $ 2,634      $ 5,275    $ 5,207
------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles..   $   365    $   354      $   696    $   688
Cumulative effect of changes in accounting principles................         -          -            -       (133)
------------------------------------------------------------------------------------------------------------------
Net income (1).......................................................   $   365    $   354      $   696    $   555
------------------------------------------------------------------------------------------------------------------

(1) Net income includes $4 million and $21 million of realized investment gains in the three months ended June 30, 2000 and 1999, respectively, $34 million of realized investment losses in the six months ended June 30, 2000 and $31 million of realized investment gains in the six months ended June 30, 1999.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Operating earnings, which exclude realized investment gains, were $361 million in the second quarter of 2000, an increase of $28 million from $333 million in the second quarter of 1999. The increase in operating earnings was primarily the result of increased net investment income, Commercial Lines rate increases achieved in prior quarters, lower catastrophe losses, increased fee income and a benefit resulting from legislative action in the state of South Carolina that changed the manner in which it finances its workers' compensation second-injury funds, partially offset by increased loss trends and lower favorable prior-year reserve development.

Revenues of $2.706 billion in the second quarter of 2000 increased $72 million from $2.634 billion in the second quarter of 1999. This increase was primarily attributable to a $44 million increase in net investment income, a $35 million increase in earned premiums, and a $16 million increase in fee income, partially offset by a $26 million decrease in realized investment gains. The increase in earned premiums was primarily due to increased production in Personal Lines and the acquisition of the Reliance Surety business in the second quarter of 2000.

Net investment income was $554 million in the second quarter of 2000, an increase of $44 million from the second quarter of 1999, reflecting a higher yield on invested assets in the second quarter of 2000.

Fee income in the second quarter of 2000 was $83 million, a $16 million increase from the second quarter of 1999. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This increase in fee income was primarily due to the shift in business mix from premium-based products to fee-based products.

Claims and expenses of $2.208 billion in the second quarter of 2000 increased $54 million from the second quarter of 1999. The increase was primarily the result of increased claims related to the growth in premiums, increased loss trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses, the benefit of the South Carolina legislative action, a reduction in general and administrative expenses and a decrease in interest expense due to debt repayments.

The Company's effective federal tax rate was 27% in the second quarter of 2000 compared to 26% in the second quarter of 1999. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:

Three Months Ended June 30,                                     2000       1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and loss adjustment expense (LAE) ratio..........     74.6%      72.5%
     Underwriting expense ratio............................     28.2       28.2
     Combined ratio before policyholder dividends..........    102.8      100.7
     Combined ratio........................................    103.2      101.1
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio....................................     74.6%      72.3%
     Underwriting expense ratio............................     25.1       28.6
     Combined ratio before policyholder dividends..........     99.7      100.9
     Combined ratio........................................    100.1      101.3
--------------------------------------------------------------------------------

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 second quarter statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the second quarter of 2000 would have been 102.0% and 101.3%, respectively.

The increase in the second quarter of 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the above adjustment, compared to the second quarter of 1999 was due to increased loss trends and lower favorable prior-year reserve development, offset in part by Commercial Lines rate increases, lower catastrophe losses, continued expense reductions in Commercial Lines and higher fee income.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
1999

Net income was $696 million in the first six months of 2000 compared to $555 million in the first six months of 1999. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Excluding realized investment gains and losses and the cumulative effect of changes in accounting principles in the first six months of 1999 described above, operating income was $730 million for the six months ended June 30, 2000 compared to $657 million for the six months ended June 30, 1999. The increase in operating income in the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due to increased net investment income, Commercial Lines rate increases achieved in prior quarters, and continued expense reductions, partially offset by increased loss trends, lower favorable prior-year reserve development in Personal Lines and higher catastrophe losses.

The statutory and GAAP combined ratios were as follows:

Six Months Ended June 30,                                     2000         1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio...................................    73.7%        72.2%
     Underwriting expense ratio...........................    27.9         28.1
     Combined ratio before policyholder dividends.........   101.6        100.3
     Combined ratio.......................................   102.1        100.8
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio...................................    73.6%        72.0%
     Underwriting expense ratio...........................    26.3         28.4
     Combined ratio before policyholder dividends.........    99.9        100.4
     Combined ratio.......................................   100.4        100.9
--------------------------------------------------------------------------------

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first six months of 2000 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 2000 would have been 101.2% and 100.7%, respectively. The first six months of 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 1999 would have been 100.1% and 100.9%, respectively.

The increase in the first six months of 2000 statutory combined ratio before policyholder dividends, excluding the related adjustment above, compared to the first six months of 1999 statutory combined ratio before policyholder dividends, excluding the related adjustment above, was due to increased loss trends, lower favorable prior-year reserve development in Personal Lines and higher catastrophe losses, offset in part by Commercial Lines rate increases and continued expense reductions in Commercial Lines. The decrease in the first six months of 2000 GAAP combined ratio before policyholder dividends, excluding the related adjustment above, compared to the first six months of 1999 GAAP combined ratio before policyholder dividends, excluding the related adjustment above, was due to Commercial Lines rate increases and continued expense reductions in Commercial Lines, partially offset by increased loss trends, higher catastrophe losses and lower favorable prior-year reserve development in Personal Lines.

The other consolidated operating trends for the six months ended June 30, 2000 and 1999 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

COMMERCIAL LINES

Three Months Ended June 30,                                2000         1999
--------------------------------------------------------------------------------
(in millions)
Revenues..............................................   $ 1,659      $ 1,618
Net income (1)........................................   $   300      $   279
================================================================================

(1) Commercial Lines net income includes $8 million and $22 million of realized investment gains in the three months ended June 30, 2000 and 1999, respectively.

Commercial Lines operating income, which excludes realized investment gains, was $292 million in the second quarter of 2000 compared to $257 million in the second quarter of 1999. This increase was due to rate increases achieved in prior quarters, higher net investment income, lower catastrophe losses, higher fee income, a benefit resulting from legislative action in the state of South Carolina that changed the manner in which it finances its workers' compensation second-injury funds and continued expense reductions, partially offset by increased loss trends and lower favorable prior-year reserve development. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

Revenues were $1.659 billion in the second quarter of 2000 compared to $1.618 billion in the second quarter of 1999. This increase reflected higher net investment income, higher fee income and higher earned premiums, partially offset by lower realized investment gains.

Commercial Lines net written premiums in the second quarter of 2000 totaled $1.102 billion (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business), up $7 million from $1.095 billion in the second quarter of 1999. This increase was primarily due to the impact of the ongoing business associated with the Reliance Surety acquisition which closed in the second quarter.

Fee income in the second quarter of 2000 was $83 million compared to $67 million in the second quarter of 1999. The $16 million increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $58 million in the second quarter of 2000 compared to $101 million in the second quarter of 1999. The $43 million decrease was primarily due to the shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation.

National Accounts new business was significantly lower in the second quarter of 2000 than in the second quarter of 1999, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio was significantly lower in the second quarter of 2000 than in the second quarter of 1999, reflecting the loss of several large accounts in 2000.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $458 million in the second quarter of 2000 compared to $440 million in the second quarter of 1999. The increase reflected the continued favorable pricing on renewal business and an increase in new business premiums.

Commercial Accounts new business in the second quarter of 2000 was moderately higher than in the second quarter of 1999, reflecting the increased market activity resulting from the pricing environment. Commercial Accounts business retention ratio was significantly lower in the second quarter of 2000 than in the second quarter of 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $407 million in the second quarter of 2000 compared to $394 million in the second quarter of 1999. The increase in Select Accounts net written premiums primarily reflected price increases on renewal business and an increase in new business premiums. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management.

New business in Select Accounts was significantly higher in the second quarter of 2000 compared to the second quarter of 1999. New business was low in the second quarter of 1999 reflecting the Company's selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio was moderately lower in the second quarter of 2000 than in the second quarter of 1999, reflecting a small increase in lost business due to renewal price increases in 2000.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $179 million in the second quarter of 2000 (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business) compared to $160 million in the second quarter of 1999. This increase was primarily due to the impact of the ongoing business associated with the Reliance Surety acquisition.

Commercial Lines claims and expenses of $1.252 billion in the second quarter of 2000 were up from $1.244 billion in the second quarter of 1999. The increase over the second quarter of 1999 was due to increased loss trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses, continued expense reductions and the South Carolina legislative action.

There were no catastrophe losses in the second quarter of 2000. Catastrophe losses, net of taxes and reinsurance, were $10 million in the second quarter of 1999. The 1999 catastrophe losses were due to tornadoes in Oklahoma.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended June 30,                                    2000        1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio...................................     76.3%       75.1%
     Underwriting expense ratio...........................     30.3        30.5
     Combined ratio before policyholder dividends.........    106.6       105.6
     Combined ratio.......................................    107.4       106.3
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio...................................     76.3%       74.8%
     Underwriting expense ratio...........................     24.8        31.4
     Combined ratio before policyholder dividends.........    101.1       106.2
     Combined ratio.......................................    101.9       106.9
--------------------------------------------------------------------------------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The second quarter of 2000 statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the second quarter of 2000 would have been 105.4% and 104.0%, respectively. The improvement in the second quarter of 2000 statutory and GAAP combined ratios before policyholder dividends, excluding this adjustment, compared to the second quarter of 1999 was due to rate increases achieved in previous quarters, lower catastrophe losses, the benefit of the South Carolina legislative action, higher fee income and continued expense reductions, partially offset by increased loss trends and lower favorable prior-year reserve development.

PERSONAL LINES

Three Months Ended June 30,                                  2000         1999
--------------------------------------------------------------------------------
(in millions)
Revenues...............................................     $1,045       $1,016
Net income (1).........................................     $   89       $  102
================================================================================

(1) Personal Lines net income includes $4 million and $1 million of realized investment losses in the three months ended June 30, 2000 and 1999, respectively.

Personal Lines operating income, which excludes realized investment losses, was $93 million in the second quarter of 2000 compared to $103 million in the second quarter of 1999. The 2000 decrease reflects increased loss trends and lower favorable prior-year reserve development, offset in part by higher net investment income and lower catastrophe losses.

Revenues were $1.045 billion in the second quarter of 2000 compared to $1.016 billion in the second quarter of 1999. This increase primarily reflected higher net investment income and an increase in earned premiums.

Net written premiums in the second quarter of 2000 were $983 million compared to $951 million in the second quarter of 1999. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, offset in part by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business and continued emphasis on disciplined underwriting and risk management. The business retention ratio in the second quarter of 2000 was virtually the same as that in the second quarter of 1999.

Personal Lines claims and expenses of $918 million in the second quarter of 2000 increased $50 million from the second quarter of 1999. This increase was primarily the result of higher losses associated with the growth in premiums and related claim volumes, increased loss trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses.

Catastrophe losses, net of taxes and reinsurance, were $17 million in the second quarter of 2000, compared to $23 million in the second quarter of 1999. The 2000 catastrophe losses were due to Texas, Midwest and Northeast wind and hailstorms. The 1999 catastrophe losses were due to wind and hailstorms on the East Coast and tornadoes in the Midwest.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended June 30,                                    2000       1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio.................................       72.6%      69.3%
     Underwriting expense ratio.........................       25.5       25.5
     Combined ratio.....................................       98.1       94.8
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio.................................       72.4%      69.3%
     Underwriting expense ratio.........................       25.6       25.4
     Combined ratio.....................................       98.0       94.7
--------------------------------------------------------------------------------

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the second quarter of 2000 statutory and GAAP combined ratios compared to the second quarter of 1999 was primarily due to increased loss trends and lower favorable prior-year reserve development, offset in part by lower catastrophe losses.

INTEREST EXPENSE AND OTHER

Three Months Ended June 30,                               2000             1999
--------------------------------------------------------------------------------
(in millions)
Revenues.............................................   $    2           $    -
Net loss.............................................   $  (24)          $  (27)
================================================================================

The primary component of net loss for the second quarter of 2000 and 1999 was after-tax interest expense of $21 million and $26 million, respectively. Interest expense decreased in the second quarter of 2000 compared to the second quarter of 1999 due to debt repayments of $200 million in September 1999 and $200 million in October 1999.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

COMMERCIAL LINES

Six Months Ended June 30,                                                         2000           1999
------------------------------------------------------------------------------------------------------
(in millions)
Revenues................................................................        $ 3,201        $ 3,197
Income before cumulative effect of changes in accounting principles.....        $   568        $   536
Cumulative effect of changes in accounting principles...................              -           (133)
Net income  (1) ........................................................        $   568        $   403
======================================================================================================

(1) Commercial Lines net income includes $23 million of realized investment losses in the six months ended June 30, 2000 and $34 million of realized investment gains in the six months ended June 30, 1999.

Net income was $568 million in the first six months of 2000 compared to $403 million in the first six months of 1999. Net income in 1999 included a charge in the first quarter of $160 million related to the adoption of SOP 97-3 and a benefit of $27 million related to the adoption of SOP 98-7. The net charge of $133 million due to the adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $591 million in the six months ended June 30, 2000, compared to $502 million in the six months ended June 30, 1999. The increase was due to higher net investment income, rate increases achieved in prior quarters, higher fee income, lower catastrophe losses, the benefit resulting from legislative action in the state of South Carolina that changed the manner in which it finances its workers' compensation second-injury funds and continued expense reductions, partially offset by increased loss trends.

Revenues were $3.201 billion in the first six months of 2000 compared to $3.197 billion in the first six months of 1999. This increase reflected higher net investment income, higher fee income and higher earned premiums, partially offset by realized investment losses in the first six months of 2000 compared to realized investment gains in the first six months of 1999.

Commercial Lines net written premiums in the first six months of 2000 totaled $2.249 billion (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business), up $40 million from $2.209 billion in the first six months of 1999, reflecting the impact of the ongoing business associated with the Reliance Surety acquisition which closed in the second quarter, the impact of continued favorable pricing on renewal business and an increase in new business premiums.

Fee income in the first six months of 2000 was $155 million, a $21 million increase from the first six months of 1999. This increase was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts net written premiums were $150 million in the first six months of 2000 compared to $251 million in the first six months of 1999. This decrease reflected the shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation. National Accounts new business in the first six months of 2000 was significantly higher compared to the first six months of 1999, reflecting the acquisition of several large accounts in 2000. National Accounts business retention ratio was moderately lower in the first six months of 2000 compared to the first six months of 1999, reflecting the loss of several large accounts in 2000.

Commercial Accounts net written premiums were $945 million in the first six months of 2000 compared to $884 million in the first six months of 1999. This increase reflected the continued favorable pricing on renewal business and an increase in new business premiums. New business in Commercial Accounts was significantly higher in the first six months of 2000 than in the first six months of 1999, reflecting the increased market activity resulting from the pricing environment. The Commercial Accounts business retention ratio in the first six months of 2000 was moderately lower than the first six months of 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts net written premiums of $794 million in the first six months of 2000 increased $28 million from $766 million in the first six months of 1999. The increase in Select Accounts net written premiums primarily reflected price increases on renewal business and an increase in new business premiums. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management. New business in Select Accounts was significantly higher in the first six months of 2000 compared to the first six months of 1999. New business was unusually low in the first six months of 1999 reflecting the Company's selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio in the first half of 2000 was virtually the same as that in the first half of 1999.

Specialty Accounts net written premiums were $360 million (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business) in the first six months of 2000 compared to $308 million in the first six months of 1999. This increase primarily reflected the impact of the ongoing business associated with the Reliance Surety acquisition, the impact of reinsurance activity and an increase in new business premiums.

Commercial Lines claims and expenses of $2.437 billion in the first six months of 2000 decreased $44 million from the first six months of 1999. This decrease reflected the benefit resulting from legislative action in the state of South Carolina that changed the manner in which it finances its workers' compensation second-injury funds, lower catastrophe losses and continued expense reductions, partially offset by increased loss trends.

There were no catastrophe losses in the first six months of 2000. Catastrophe losses, net of taxes and reinsurance, were $10 million in the first six months of 1999. The 1999 catastrophe losses were due to tornadoes in Oklahoma in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Six Months Ended June 30,                                       2000        1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio...................................      74.9%       75.7%
     Underwriting expense ratio...........................      29.1        29.5
     Combined ratio before policyholder dividends.........     104.0       105.2
     Combined ratio.......................................     104.8       106.1
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio...................................      74.8%       75.3%
     Underwriting expense ratio...........................      26.0        31.3
     Combined ratio before policyholder dividends.........     100.8       106.6
     Combined ratio.......................................     101.6       107.5
--------------------------------------------------------------------------------

The first six months of 2000 statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first six months of 2000 would have been 103.4% and 102.3%, respectively. The improvement in the first six months of 2000 statutory and GAAP combined ratios before policyholder dividends, excluding this adjustment, compared to the first six months of 1999 was due to rate increases achieved in previous quarters, lower catastrophe losses, the benefit of the South Carolina legislative action, higher fee income and continued expense reductions, partially offset by increased loss trends.

PERSONAL LINES

Six Months Ended June 30,                                  2000           1999
--------------------------------------------------------------------------------

(in millions)
Revenues............................................     $ 2,073        $ 2,010
Net income (1)......................................     $   178        $   209
================================================================================

(1) Personal Lines net income includes $11 million and $3 million of realized investment losses in the six months ended June 30, 2000 and 1999, respectively.

Personal Lines operating income, which excludes realized investment losses, was $189 million in the first six months of 2000 compared to $212 million in the first six months of 1999. The decrease in operating income in the 2000 period was primarily due to increased loss trends, higher catastrophe losses and lower favorable prior-year reserve development, offset in part by higher net investment income.

Net written premiums in the first six months of 2000 were $1.873 billion compared to $1.863 billion in the first six months of 1999 (excluding an adjustment of $72 million in 1999 due to a change in the quota share reinsurance arrangement). This increase primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by the planned reductions in the TRAVELERS SECURE(R) auto and homeowners business, a mandated rate decrease in New Jersey and continued emphasis on disciplined underwriting and risk management. The business retention ratio in the first half of 2000 was virtually the same as that in the first half of 1999.

Personal Lines claims and expenses of $1.819 billion in the first six months of 2000 increased $112 million from the first six months of 1999. This increase was primarily the result of higher losses associated with the growth in premiums and related claim volumes, increased loss trends, higher catastrophe losses and lower favorable prior-year reserve development.

Catastrophe losses, after taxes and reinsurance, were $48 million in the first half of 2000 compared to $31 million in the first half of 1999. The 2000 catastrophe losses were due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. The 1999 catastrophe losses were due to wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and the Northeast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Six Months Ended June 30,                                     2000        1999
--------------------------------------------------------------------------------

STATUTORY:
     Loss and LAE ratio...................................    72.4%       68.0%
     Underwriting expense ratio...........................    26.2        26.5
     Combined ratio.......................................    98.6        94.5
--------------------------------------------------------------------------------

GAAP:
     Loss and LAE ratio...................................    72.2%       68.0%
     Underwriting expense ratio...........................    26.6        25.1
     Combined ratio.......................................    98.8        93.1
--------------------------------------------------------------------------------

The first six months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, both the statutory and GAAP combined ratios for the first six months of 1999 would have been 94.1%. The increase in the first six months of 2000 statutory and GAAP combined ratios compared to the first six months of 1999 statutory and GAAP combined ratios, excluding this adjustment, was due to increased loss trends, higher catastrophe losses and lower favorable prior-year reserve development.

INTEREST EXPENSE AND OTHER

Six Months Ended June 30,                                     2000        1999
--------------------------------------------------------------------------------

(in millions)
Revenues..................................................   $   1       $   -
Net loss..................................................   $ (50)      $ (57)
================================================================================

The primary component of net loss for the six months ended June 30, 2000 and 1999 was interest expense of $43 million and $52 million after tax, respectively. Interest expense decreased in the first six months of 2000 compared to the first six months of 1999 due to debt repayments of $200 million in September 1999 and $200 million in October 1999.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 2000, approximately 24% of the net aggregate reserve (i.e., approximately $149 million) consists of case reserve for resolved claims. The balance, approximately 76% of the net aggregate reserve (i.e., approximately $474 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the six months ended June 30, 2000 and 1999.

Environmental Losses
Six Months Ended June 30,                                    2000          1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct...............................................    $  801       $  928
   Ceded................................................      (125)         (96)
--------------------------------------------------------------------------------

     Net................................................       676          832
Incurred losses and loss expenses:
   Direct...............................................        31           80
   Ceded................................................         -          (52)
Losses paid:
   Direct ..............................................       102          110
   Ceded................................................       (18)         (22)
--------------------------------------------------------------------------------
Ending reserves:
   Direct...............................................       730          898
   Ceded................................................      (107)        (126)
--------------------------------------------------------------------------------

     Net................................................    $  623       $  772
================================================================================

ASBESTOS CLAIMS

At June 30, 2000, approximately 13% of the net aggregate reserve (i.e., approximately $106 million) is for pending asbestos claims. The balance, approximately 87% of the net aggregate reserve (i.e., approximately $714 million), represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the six months ended June 30, 2000 and 1999.

Asbestos Losses
Six Months Ended June 30,                                  2000          1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct.............................................   $ 1,050       $ 1,252
   Ceded..............................................      (223)         (266)
--------------------------------------------------------------------------------

     Net..............................................       827           986
Incurred losses and loss expenses:
   Direct.............................................        44            68
   Ceded..............................................       (18)          (38)
Losses paid:
   Direct ............................................        94           144
   Ceded..............................................       (61)          (85)
--------------------------------------------------------------------------------
Ending reserves:
   Direct.............................................     1,000         1,176
   Ceded..............................................      (180)         (219)
--------------------------------------------------------------------------------

     Net..............................................   $   820       $   957
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

The reserves carried for environmental and asbestos claims at June 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At June 30, 2000, approximately 21% of the net aggregate reserve (i.e., approximately $174 million) is for pending CIOTA claims. The balance, approximately 79% of the net aggregate reserve (i.e., approximately $674 million), represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the six months ended June 30, 2000 and 1999.

CIOTA Losses
Six Months Ended June 30,                                 2000            1999
--------------------------------------------------------------------------------
(in millions)
Beginning reserves:
   Direct............................................   $ 1,184         $ 1,346
   Ceded.............................................      (313)           (392)
--------------------------------------------------------------------------------

     Net.............................................       871             954
Incurred losses and loss expenses:
   Direct............................................         6             (23)
   Ceded.............................................         4              20
Losses paid:
   Direct............................................        33              51
   Ceded.............................................         -             (26)
--------------------------------------------------------------------------------
Ending reserves:
   Direct............................................     1,157           1,272
   Ceded.............................................      (309)           (346)
--------------------------------------------------------------------------------

     Net.............................................   $   848         $   926
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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 44 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-14328), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the captions "Legal Proceedings" beginning on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2000 (File No. 1-14328) which description is included as Exhibit
99.02 to this Form 10-Q and incorporated by reference herein. In April 2000, plaintiffs appealed the California trial court's order dismissing all claims with prejudice.

For information concerning a consolidated putative class action captioned In Re Travelers Property Casualty Corp. Shareholders Litigation, see the description that appears in the second, third, fourth and fifth paragraphs under the caption "Legal Proceedings" beginning on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2000 (File No. 1-14328), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. In June 2000, the parties completed confirmatory discovery with respect to the settlement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   EXHIBITS:

        See Exhibit Index.

        (b)   REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the second quarter ended June 30, 2000.

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
------        ----------------------

3.01+         Restated Certificate of Incorporation of Travelers Property
              Casualty Corp. (the "Company") filed June 29, 2000.

3.02 By-Laws of the Company, effective January 19, 1999, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No.
              1-14328).

12.01+        Computation of Ratio of Earnings to Fixed Charges.

27.01+        Financial Data Schedule.

99.01+        The second and third paragraphs under the caption "Legal
              Proceedings" beginning on page 44 of the Annual Report on Form
              10-K of the Company for the year ended December 31, 1999 (File No.
              1-14328).

99.02+ The first, second, third, fourth and fifth paragraphs under the caption "Legal Proceedings" beginning on page 22 of the Quarterly
              Report on Form 10-Q of the Company for the quarterly period ended
              March 31, 2000 (File No. 1-14328).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.


---------------------------
+    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRAVELERS PROPERTY CASUALTY CORP.



Date: August 11, 2000                   By   /s/ William P. Hannon
                                           -------------------------------------
                                                 William P. Hannon
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date: August 11, 2000                   By   /s/ Douglas K. Russell
                                           -------------------------------------
                                                 Douglas K. Russell
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)