Form 10-Q
period 2000-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2000-11-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
_____                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

_____             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

                           ___________________________

                         COMMISSION FILE NUMBER 1-14328

                           ___________________________

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

                           ___________________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X    NO
                                         ___      ___

AS OF OCTOBER 31, 2000, THERE WERE 1,000 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                         Part I - Financial Information


Item 1.    Financial Statements:                                                                     Page No.
                                                                                                     --------
           Condensed Consolidated Statement of Income (Unaudited) -
              Three and Nine Months Ended September 30, 2000 and 1999                                    3

           Condensed Consolidated Balance Sheet - September 30, 2000 (Unaudited)
              and December 31, 1999                                                                      4

           Condensed Consolidated Statement of Changes in
              Stockholder's Equity (Unaudited) -
              Nine Months Ended September 30, 2000                                                       5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 2000 and 1999                                              6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          13


                           Part II - Other Information


Item 1.    Legal Proceedings                                                                            27

Item 6.    Exhibits and Reports on Form 8-K                                                             27

Exhibit Index                                                                                           28

Signatures                                                                                              29

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  (in millions)

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                 2000        1999         2000         1999
                                                                ------     -------      -------      -------
REVENUES
Premiums                                                        $2,194     $ 2,026      $ 6,224      $ 5,997
Net investment income                                              530         523        1,632        1,536
Fee income                                                          78          70          233          204
Realized investment gains (losses)                                  36         (17)         (18)          30
Other revenues                                                      26          17           68           59
                                                                ------     -------      -------      -------
   Total revenues                                                2,864       2,619        8,139        7,826
                                                                ------     -------      -------      -------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                             1,702       1,591        4,767        4,551
Amortization of deferred acquisition costs                         338         326          948          951
Interest expense                                                    34          38          101          118
General and administrative expenses                                227         234          818          845
                                                                ------     -------      -------      -------
   Total claims and expenses                                     2,301       2,189        6,634        6,465
                                                                ------     -------      -------      -------

Income before federal income taxes and cumulative
   effect of changes in accounting principles                      563         430        1,505        1,361
Federal income taxes                                               158         110          404          353
                                                                ------     -------      -------      -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                           405         320        1,101        1,008
Cumulative effect of change in accounting for insurance-
   related assessments, net of tax                                  --          --           --         (160)
Cumulative effect of change in accounting for insurance
   and reinsurance contracts that do not transfer insurance
   risk, net of tax                                                 --          --           --           27
                                                                ------     -------      -------      -------

NET INCOME                                                      $  405     $   320      $ 1,101      $   875
                                                                ======     =======      =======      =======


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2000             1999
                                                                                    (UNAUDITED)
                                                                                    -----------       ------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $25,043 and $25,711)         $25,190         $ 25,305
Equity securities, at fair value (cost, $1,089 and $1,166)                               1,082            1,261
Mortgage loans                                                                             301              464
Real estate held for sale                                                                   47               50
Short-term securities                                                                    2,396            1,535
Other investments                                                                        1,754            1,221
                                                                                       -------         --------
   Total investments                                                                    30,770           29,836
                                                                                       -------         --------

Cash                                                                                       188               55
Investment income accrued                                                                  393              385
Premium balances receivable                                                              2,948            2,738
Reinsurance recoverables                                                                 9,540            9,424
Deferred acquisition costs                                                                 601              525
Deferred federal income taxes                                                            1,268            1,552
Contractholder receivables                                                               2,067            2,059
Goodwill                                                                                 2,332            1,390
Other assets                                                                             2,918            2,293
                                                                                       -------         --------
   Total assets                                                                        $53,025         $ 50,257
                                                                                       =======         ========

LIABILITIES
Claims and claim adjustment expense reserves                                           $28,645         $ 29,003
Unearned premium reserves                                                                4,807            4,274
Contractholder payables                                                                  2,067            2,059
Long-term debt                                                                             850              850
Other liabilities                                                                        4,664            4,230
                                                                                       -------         --------
   Total liabilities                                                                    41,033           40,416
                                                                                       -------         --------

TAP - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TAP                               900              900
                                                                                       -------         --------

STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
       1,000 and 0 shares issued and outstanding                                            --               --
Class A Common Stock, $.01 par value, 700 million shares authorized;
       0 and 72,393,407 shares issued                                                       --                1
Class B Common Stock, $.01 par value, 700 million shares authorized;
       0 and 328,020,170 shares issued and outstanding                                      --                3
Additional paid-in capital                                                               5,934            5,479
Retained earnings                                                                        5,072            4,133
Accumulated other changes in equity from nonowner sources                                   86             (202)
Treasury stock, at cost (shares, 0 and 13,159,386)                                          --             (451)
Unearned compensation                                                                       --              (22)
                                                                                       -------         --------
   Total stockholder's equity                                                           11,092            8,941
                                                                                       -------         --------
   Total liabilities and stockholder's equity                                          $53,025         $ 50,257
                                                                                       =======         ========


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
                          (in millions, except shares)


For the Nine Months Ended September 30, 2000

                                                                    DOLLARS                       SHARES
                                                                    --------      ----------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL                                       COMMON          CLASS A             CLASS B
                                                                                  -------       ------------        ------------
Balance, beginning of period                                        $  5,483           --         72,393,407         328,020,170
TIGI tender offer-related transactions                                   971           --                 --                  --
Conversion of Class B shares to Class A shares                            --           --        328,020,170        (328,020,170)
Capital Accumulation Plan (CAP) grant                                      1           --                 --                  --
Authorized and unissued shares related to TIGI's tender offer             --           --       (385,197,223)                 --
Treasury stock retired                                                  (521)          --        (15,215,354)                 --
Share reclassification                                                    --        1,000             (1,000)                 --
                                                                    --------        -----       ------------        ------------
Balance, end of period                                                 5,934        1,000                 --                  --
                                                                    --------        -----       ------------        ------------

RETAINED EARNINGS
Balance, beginning of period                                           4,133
Net income                                                             1,101
Dividends                                                               (162)
                                                                    --------
Balance, end of period                                                 5,072
                                                                    --------


ACCUMULATED OTHER CHANGES IN EQUITY
   FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                            (202)
Net unrealized gain on securities                                        293
Foreign currency translation adjustments                                  (5)
                                                                    --------
Balance, end of period                                                    86
                                                                    --------

TREASURY STOCK (AT COST)
Balance, beginning of period                                            (451)          --        (13,159,386)                 --
Treasury stock acquired                                                  (77)          --         (2,301,000)                 --
Net CAP grants                                                             7           --            245,032                  --
Treasury stock retired                                                   521           --         15,215,354                  --
                                                                    --------        -----       ------------        ------------
Balance, end of period                                                    --           --                 --                  --
                                                                    --------        -----       ------------        ------------

UNEARNED COMPENSATION
Balance, beginning of period                                             (22)
Net issuance of restricted stock under CAP                               (16)
Restricted stock amortization                                              7
CAP grants converted to Citigroup CAP grants                              31
                                                                    --------
Balance, end of period                                                    --
                                                                    --------        -----       ------------        ------------

   Total stockholder's equity and shares outstanding                $ 11,092        1,000                 --                  --
                                                                    ========        =====       ============        ============


            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


For the Nine Months Ended September 30,                             2000            1999
                                                                   -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $   572        $   389
                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                                1,298          1,385
     Mortgage loans                                                    273             63
   Proceeds from sales of investments
     Fixed maturities                                                9,346          7,086
     Equity securities                                               1,951            603
     Real estate held for sale                                          19              5
   Purchase of investments
     Fixed maturities                                               (9,887)        (7,694)
     Equity securities                                              (1,976)          (687)
     Mortgage loans                                                    (40)           (40)
     Investment in real estate                                         (45)           (16)
   Short-term securities, (purchases) sales, net                      (920)          (558)
   Other investments, net                                             (470)          (351)
   Securities transactions in course of settlement                     541            216
   Business acquisitions                                              (290)            --
                                                                   -------        -------
         Net cash provided by (used in) investing activities          (200)            12
                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                            --           (200)
   Purchase of treasury stock                                          (77)           (66)
   Dividend to TIGI                                                   (154)          (123)
   Dividend to minority shareholders                                    (8)           (23)
                                                                   -------        -------
         Net cash used in financing activities                        (239)          (412)
                                                                   -------        -------

Net increase (decrease) in cash                                        133            (11)
Cash at beginning of period                                             55             62
                                                                   -------        -------
Cash at end of period                                              $   188        $    51
                                                                   =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                               $   231        $   261
   Interest paid                                                   $    86        $   105
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

     During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TAP, all previously outstanding shares of Class A Common Stock of TAP became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At September 30, 2000, TAP's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI. These transactions also generated goodwill of approximately $1.0 billion, which TIGI allocated to TAP. The goodwill is being amortized over 36 years.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Accounting changes for the nine months ended September 30, 1999 refer to the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" and SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which resulted in a charge of $160 million after tax and a benefit of $27 million after tax, respectively.

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities which have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or
     (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company will adopt FAS 133, as amended, as of January 1, 2001.

     The Company has estimated that the pro forma cumulative effect of FAS 133, as amended, at September 30, 2000 would not be significant. For its estimate, the Company used holdings and applied rates available at the balance sheet date, and did not anticipate future guidance or changes in guidance on matters not yet addressed or not yet concluded by the FASB on implementation matters related to insurance and insurance-related contracts. The Company anticipates a significant and continuing increase in the complexity of the accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as amended, will have a significant impact on results of operations, financial condition or liquidity in future periods.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS 140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires collateral previously recorded under FAS 125 to be derecognized in financial statements for all years presented, and revises the criteria for reclassifying collateral pledged to an encumbered account. The change in accounting for collateral is not expected to have a significant effect on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information

                                                                      TOTAL
(at and for the three months      COMMERCIAL       PERSONAL      REPORTABLE
ended September 30, in millions)       LINES          LINES        SEGMENTS
                                  ----------       --------      ----------
2000
Revenues
  Premiums                          $  1,265        $   929        $  2,194
  Net investment income                  418            111             529
  Fee income                              78             --              78
  Realized investment gains               29              7              36
  Other                                    8             18              26
                                    --------        -------        --------
    Total revenues                  $  1,798        $ 1,065        $  2,863
                                    ========        =======        ========

Operating income (1)                $    331        $    77        $    408
Assets                                44,751          8,047          52,798
                                    --------        -------        --------

1999
Revenues
  Premiums                          $  1,110        $   916        $  2,026
  Net investment income                  420            102             522
  Fee income                              70             --              70
  Realized investment losses              (8)            (9)            (17)
  Other                                    3             13              16
                                    --------        -------        --------
    Total revenues                  $  1,595        $ 1,022        $  2,617
                                    ========        =======        ========

Operating income (1)                $    321        $    37        $    358
Assets                                42,999          7,579          50,578
                                    --------        -------        --------

(1) Operating income excludes realized investment gains (losses) and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

                                                                           TOTAL
(for the nine months ended              COMMERCIAL       PERSONAL     REPORTABLE
September 30, in millions)                   LINES          LINES       SEGMENTS
                                        ----------       --------     ----------
2000
Revenues
  Premiums                                 $ 3,465        $ 2,759        $ 6,224
  Net investment income                      1,292            338          1,630
  Fee income                                   233             --            233
  Realized investment losses                    (7)           (11)           (18)
  Other                                         16             52             68
                                           -------        -------        -------
    Total revenues                         $ 4,999        $ 3,138        $ 8,137
                                           =======        =======        =======

Operating income (1)                       $   922        $   266        $ 1,188
                                           =======        =======        =======

1999
Revenues
  Premiums                                 $ 3,284        $ 2,713        $ 5,997
  Net investment income                      1,243            291          1,534
  Fee income                                   204             --            204
  Realized investment gains (losses)            44            (14)            30
  Other                                         17             42             59
                                           -------        -------        -------
    Total revenues                         $ 4,792        $ 3,032        $ 7,824
                                           =======        =======        =======

Operating income (1)                       $   823        $   249        $ 1,072
                                           =======        =======        =======

(1) Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

     BUSINESS SEGMENT RECONCILIATION

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
(in millions)                                           2000         1999          2000           1999
                                                        -----        -----        -------        -------
INCOME RECONCILIATION, NET OF TAX
Total operating income for reportable segments          $ 408        $ 358        $ 1,188        $ 1,072
Other operating loss (1)                                  (25)         (26)           (75)           (83)
Realized investment gains (losses)                         22          (12)           (12)            19
Cumulative effect of changes in accounting for:
  Insurance-related assessments                            --           --             --           (160)
  Insurance and reinsurance contracts that do not
    transfer insurance risk                                --           --             --             27
                                                        -----        -----        -------        -------
  Total consolidated net income                         $ 405        $ 320        $ 1,101        $   875
                                                        =====        =====        =======        =======

(1) The primary component of the other operating loss is after-tax interest expense of $21 million and $25 million for the three months ended September 30, 2000 and 1999, respectively, and $65 million and $77 million for the nine months ended September 30, 2000 and 1999, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
     (in millions)                                         2000          1999          2000         1999
                                                           -----        -----        -------        -----
     Net income                                            $ 405        $ 320        $ 1,101        $ 875
     Net unrealized gain (loss) on securities                182         (210)           293         (947)
     Foreign currency translation adjustments                 (4)           5             (5)           6
                                                           -----        -----        -------        -----
       Total changes in equity from nonowner sources       $ 583        $ 115        $ 1,389        $ (66)
                                                           =====        =====        =======        =====


5.   Capital and Debt

     TAP has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TAP is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreement). At September 30, 2000, this requirement was exceeded by approximately $6.4 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TAP can incur. At September 30, 2000, there were no borrowings outstanding under the Credit Facility. If TAP had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TAP compensates the banks for the Credit Facility through commitment fees. TAP also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 2000, TAP had no commercial paper outstanding. TAP also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TAP under this line of credit.

     TAP's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. Dividend payments to TAP from its insurance subsidiaries are limited to $1.2 billion in 2000 without prior approval of the Connecticut Insurance Department. TAP received $525 million of dividends from its insurance subsidiaries during the first nine months of 2000. In addition, on October 31, 2000, the Travelers Indemnity Company, an insurance subsidiary of TAP, declared a $275 million dividend to be paid to TAP on November 15, 2000.

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

     The reserves carried for environmental and asbestos claims at September 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

     In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than those described above. Although there can be no assurances, in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

7.   Acquisitions

     On May 31, 2000, the Company completed its previously announced acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278 million. This transaction included the acquisition of an intangible asset of approximately $450 million, which is being amortized over 15 years. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

     In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business. The Company also acquired the renewal rights to Frontier Insurance Group, Inc.'s environmental, excess and surplus lines casualty businesses and certain classes of surety business. The final purchase price for each of these transactions is dependent on the level of business renewed by the Company.

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

During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TAP at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TAP became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TAP, all previously outstanding shares of Class A Common Stock of TAP became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TAP. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At September 30, 2000, TAP's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI. These transactions also generated goodwill of approximately $1.0 billion, which TIGI allocated to TAP. The goodwill is being amortized over 36 years.

On May 31, 2000, the Company completed its previously announced acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market). The Company also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and certain classes of surety business.

CONSOLIDATED RESULTS OF OPERATIONS                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
(in millions)                                                           2000      1999      2000      1999
                                                                      -------   -------   -------   -------
Revenues ..........................................................   $ 2,864   $ 2,619   $ 8,139   $ 7,826
                                                                      -------   -------   -------   -------
Income before cumulative effect of changes in accounting principles   $   405   $   320   $ 1,101   $ 1,008
Cumulative effect of changes in accounting principles .............        --        --        --      (133)
                                                                      -------   -------   -------   -------
Net income (1) ....................................................   $   405   $   320   $ 1,101   $   875
                                                                      -------   -------   -------   -------

(1) Net income includes $22 million of realized investment gains in the three months ended September 30, 2000, $12 million of realized investment losses in the three months ended September 30, 1999, $12 million of realized investment losses in the nine months ended September 30, 2000 and $19 million of realized investment gains in the nine months ended September 30, 1999.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Operating earnings, which exclude realized investment gains and losses, were $383 million in the third quarter of 2000, an increase of $51 million from $332 million in the third quarter of 1999. The increase in operating earnings was primarily the result of lower catastrophe losses, a $33 million charge taken in the third quarter of 1999 related to curtailing the sale of TRAVELERS SECURE(R) products, Commercial Lines rate increases achieved in prior quarters and increased fee income, partially offset by increased loss trends and lower favorable prior-year reserve development in both Commercial Lines and Personal Lines.

Revenues of $2.864 billion in the third quarter of 2000 increased $245 million from $2.619 billion in the third quarter of 1999. This increase was primarily attributable to a $168 million increase in earned premiums and $36 million in realized investment gains in the third quarter of 2000 compared to $17 million in realized investment losses in the third quarter of 1999. The increase in earned premiums was primarily due to Commercial Lines rate increases achieved in prior quarters, the impact of the ongoing business associated with the Reliance Surety acquisition which closed in the second quarter of 2000 and increased production in Personal Lines.

Net investment income was $530 million in the third quarter of 2000, an increase of $7 million from $523 million in the third quarter of 1999, reflecting a higher yield.

Fee income in the third quarter of 2000 was $78 million, a $8 million increase from the third quarter of 1999. National Accounts within Commercial Lines is the primary source of fee income due to its service business. This increase in fee income was primarily due to the shift in business mix from premium-based products to fee-based products.

Claims and expenses of $2.301 billion in the third quarter of 2000 increased $112 million from the third quarter of 1999. The increase was primarily the result of increased loss trends, lower favorable prior-year reserve development and increased claims related to the growth in premiums, including the impact of the ongoing business associated with the Reliance Surety acquisition, partially offset by lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products, reduction in general and administrative expenses and a decrease in interest expense due to debt repayments.

The Company's effective federal tax rate was 28% in the third quarter of 2000 compared to 26% in the third quarter of 1999. These rates were lower than the statutory tax rate in both periods primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:

Three Months Ended September 30,                       2000      1999
                                                       ----      ----

STATUTORY:
    Loss and loss adjustment expense (LAE) ratio       77.4%     80.5%
    Underwriting expense ratio .................       25.9      29.2
    Combined ratio before policyholder dividends      103.3     109.7
    Combined ratio .............................      103.2     110.4

GAAP:
    Loss and LAE ratio .........................       75.8%     75.8%
    Underwriting expense ratio .................       22.3      25.4
    Combined ratio before policyholder dividends       98.1     101.2
    Combined ratio .............................       98.0     101.9

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

The decrease in the third quarter of 2000 statutory and GAAP combined ratios before policyholder dividends compared to the third quarter of 1999 statutory and GAAP combined ratios before policyholder dividends, excluding the commutation adjustment, was due to lower catastrophe losses, the TRAVELERS SECURE(R) charge taken in the third quarter of 1999, premium growth related to Commercial Lines rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of renewal rights for Reliance Middle Market and Frontier business, and higher fee income. This was partially offset by increased loss trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income was $1.101 billion in the first nine months of 2000 compared to $875 million in the first nine months of 1999. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Excluding realized investment gains and losses and the cumulative effect of changes in accounting principles in the first nine months of 1999 described above, operating income was $1.113 billion for the nine months ended September 30, 2000 compared to $989 million for the nine months ended September 30, 1999. The increase in operating income in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was due to Commercial Lines rate increases, higher net investment income, lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and higher fee income, partially offset by increased loss trends and lower favorable prior-year reserve development.

The statutory and GAAP combined ratios were as follows:

Nine Months Ended September 30,                                    2000                 1999
                                                                   ----                 ----
STATUTORY:
    Loss and LAE ratio...........................................  75.0%               75.0%
    Underwriting expense ratio...................................  27.2                28.5
    Combined ratio before policyholder dividends................. 102.2               103.5
    Combined ratio............................................... 102.5               104.0

GAAP:
    Loss and LAE ratio...........................................  74.4%               73.3%
    Underwriting expense ratio...................................  24.9                27.4
    Combined ratio before policyholder dividends.................  99.3               100.7
    Combined ratio...............................................  99.6               101.2

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The first nine months of 2000 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 2000 would have been 101.9% and 99.8%, respectively. The first nine months of 1999 statutory combined ratio includes the treatment, on a statutory basis only, of a commutation of an asbestos liability to an insured. In addition, the first nine months of 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding these items, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 1999 would have been 101.6% and 101.0%, respectively.

The increase in the first nine months of 2000 statutory combined ratio before policyholder dividends, excluding the Reliance Surety adjustment, compared to the first nine months of 1999 statutory combined ratio before policyholder dividends, excluding the commutation and quota share reinsurance adjustments, was due to increased loss trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums. This was offset in part by premium growth related to Commercial Lines rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of renewal rights for Reliance Middle Market and Frontier business, lower catastrophe losses and the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products. The decrease in the first nine months of 2000 GAAP combined ratio before policyholder dividends, excluding the Reliance Surety adjustment, compared to the first nine months of 1999 GAAP combined ratio before policyholder dividends, excluding the quota share reinsurance adjustment, was due to premium growth related to Commercial Lines rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of renewal rights for Reliance Middle Market and Frontier business, lower catastrophe losses and the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products. This was partially offset by increased loss trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

The other consolidated operating trends for the nine months ended September 30, 2000 and 1999 are substantially the same as noted above for the quarters then ended.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

COMMERCIAL LINES

Three Months Ended September 30,                                    2000                1999
                                                                   -------             ------
(in millions)
Revenues.........................................................  $ 1,798             $ 1,595
Net income (1)...................................................  $   349             $   315

(1) Commercial Lines net income includes $18 million of realized investment gains in the three months ended September 30, 2000 and $6 million of realized investment losses in the three months ended September 30, 1999.

Commercial Lines operating income, which excludes realized investment gains and losses, was $331 million in the third quarter of 2000 compared to $321 million in the third quarter of 1999. The improvement in operating income for the third quarter of 2000 over the third quarter of 1999 reflected rate increases achieved in previous quarters, lower catastrophe losses and higher fee income, partially offset by increased loss trends and lower favorable prior-year reserve development. Results for the third quarter of 2000 and 1999 reflect a benefit of $43 million (after-tax) and $58 million (after-tax), respectively, resulting from legislative action in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds. The Company continues to maintain its discipline in the competitive commercial lines marketplace and to grow business only where market conditions warrant.

Revenues were $1.798 billion in the third quarter of 2000 compared to $1.595 billion in the third quarter of 1999. This increase reflected higher earned premiums, realized investment gains in the third quarter of 2000 compared to realized investment losses in the third quarter of 1999 and higher fee income. The increase in earned premiums was primarily due to rate increases achieved in previous quarters and the ongoing business associated with the Reliance Surety acquisition.

Commercial Lines net written premiums in the third quarter of 2000 totaled $1.351 billion, up $219 million from $1.132 billion in the third quarter of 1999. This increase was primarily due to the impact of the ongoing business associated with the Reliance Surety acquisition, the new premiums associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses and continued favorable pricing on renewal business.

Fee income in the third quarter of 2000 was $78 million compared to $70 million in the third quarter of 1999. The $8 million increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the alternative market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $132 million in the third quarter of 2000 compared to $149 million in the third quarter of 1999. The $17 million decrease was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts new business was significantly lower in the third quarter of 2000 than in the third quarter of 1999, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio was moderately lower in the third quarter of 2000 than in the third quarter of 1999, reflecting the loss of several large accounts in 2000.

Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums were $563 million in the third quarter of 2000 compared to $470 million in the third quarter of 1999. The increase was primarily due to the business associated with the acquisition of the renewal rights for the Reliance Middle Market business and continued favorable pricing on renewal business.

Commercial Accounts new business in the third quarter of 2000 was significantly higher than in the third quarter of 1999, reflecting the impact of the Reliance Middle Market business. Commercial Accounts business retention ratio was significantly lower in the third quarter of 2000 than in the third quarter of 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $382 million in the third quarter of 2000 compared to $355 million in the third quarter of 1999, reflecting price increases on renewal business and an increase in new business premiums. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management.

New business in Select Accounts was significantly higher in the third quarter of 2000 compared to the third quarter of 1999. New business was unusually low in the third quarter of 1999 reflecting the Company's selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio was moderately lower in the third quarter of 2000 than in the third quarter of 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

Specialty Accounts markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Specialty Accounts net written premiums were $274 million in the third quarter of 2000 compared to $158 million in the third quarter of 1999. This increase was primarily due to the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for Frontier business.

Commercial Lines claims and expenses of $1.311 billion in the third quarter of 2000 were up from $1.164 billion in the third quarter of 1999. The increase was primarily due to increased loss trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by lower catastrophe losses.

There were no catastrophe losses in the third quarter of 2000. Catastrophe losses, net of taxes and reinsurance, were $17 million in the third quarter of 1999, primarily due to Hurricane Floyd.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended September 30,                                   2000               1999
                                                                  -----               -----
STATUTORY:
    Loss and LAE ratio...........................................  77.9%               83.7%
    Underwriting expense ratio...................................  25.9                30.9
    Combined ratio before policyholder dividends................. 103.8               114.6
    Combined ratio............................................... 103.6               115.9

GAAP:
    Loss and LAE ratio...........................................  75.3%               74.0%
    Underwriting expense ratio...................................  20.8                22.8
    Combined ratio before policyholder dividends.................  96.1                96.8
    Combined ratio...............................................  95.9                98.1

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The third quarter of 1999 statutory combined ratio before policyholder dividends includes the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends was 105.1%. The improvement in the third quarter of 2000 statutory and GAAP combined ratios before policyholder dividends compared to the third quarter of 1999 statutory and GAAP combined ratios before policyholder dividends, excluding the commutation, was primarily due to premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of renewal rights for Reliance Middle Market and Frontier business, and lower catastrophe losses. This was partially offset by increased loss trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

PERSONAL LINES

Three Months Ended September 30,                                    2000                1999
                                                                   ------              ------
(in millions)
Revenues.........................................................  $1,065              $1,022
Net income (1)...................................................  $   81              $   31

(1) Personal Lines net income includes $4 million of realized investment gains in the three months ended September 30, 2000 and $6 million of realized investment losses in the three months ended September 30, 1999.

Personal Lines operating income, which excludes realized investment gains and losses, was $77 million in the third quarter of 2000 compared to $37 million in the third quarter of 1999. The 2000 increase reflects lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and higher net investment income, partially offset by increased loss trends and lower favorable prior-year reserve development. The TRAVELERS SECURE(R) program distributed Personal Lines products through the independent agents of Primerica Financial Services, a unit of Citigroup. During the third quarter of 1999, the Company decided to curtail the sale of its TRAVELERS SECURE(R) auto and homeowners products because losses exceeded levels anticipated in the pricing of the products.

Revenues were $1.065 billion in the third quarter of 2000 compared to $1.022 million in the third quarter of 1999. This increase reflected realized investment gains in the third quarter of 2000 compared to realized investment losses in the third quarter of 1999, higher earned premiums and higher net investment income.

Net written premiums in the third quarter of 2000 were $993 million compared to $952 million in the third quarter of 1999. This increase reflected growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, offset in part by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business and continued emphasis on disciplined underwriting and risk management.

Personal Lines claims and expenses of $950 million in the third quarter of 2000 decreased $33 million from the third quarter of 1999. This decrease was primarily the result of lower catastrophe losses and the charge in the third quarter of 1999 related to curtailing the sale of TRAVELERS SECURE(R) products, partially offset by increased loss trends and lower prior-year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $2 million in the third quarter of 2000, compared to $48 million in the third quarter of 1999. The 1999 catastrophe losses were primarily due to Hurricane Floyd.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended September 30,                                  2000                1999
                                                                  -----               -----
STATUTORY:
    Loss and LAE ratio...........................................  76.7%               76.8%
    Underwriting expense ratio...................................  25.8                27.2
    Combined ratio............................................... 102.5               104.0

GAAP:
    Loss and LAE ratio...........................................  76.4%               77.9%
    Underwriting expense ratio...................................  24.3                28.3
    Combined ratio............................................... 100.7               106.2

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the third quarter of 2000 statutory and GAAP combined ratios compared to the third quarter of 1999 was primarily due to lower catastrophe losses and the TRAVELERS SECURE(R) charge taken in the third quarter of 1999, offset in part by increased loss trends and lower favorable prior-year reserve development.

INTEREST EXPENSE AND OTHER

Three Months Ended September 30,                                    2000                1999
                                                                   -----               -----
(in millions)
Revenues.........................................................  $   1               $   2
Net loss.........................................................  $ (25)              $ (26)

The primary component of net loss for the third quarter of 2000 and 1999 was after-tax interest expense of $22 million and $25 million, respectively. Interest expense decreased in the third quarter of 2000 compared to the third quarter of 1999 due to debt repayments of $200 million in September 1999 and $200 million in October 1999.

SEGMENT RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

COMMERCIAL LINES

Nine Months Ended September 30,                                        2000      1999
                                                                      -------   -------
(in millions)
Revenues ..........................................................   $ 4,999   $ 4,792
                                                                      -------   -------
Income before cumulative effect of changes in accounting principles   $   917   $   851
Cumulative effect of changes in accounting principles .............        --      (133)
                                                                      -------   -------
Net income(1) .....................................................   $   917   $   718
                                                                      =======   =======

(1) Commercial Lines net income includes $5 million of realized investment losses in the nine months ended September 30, 2000 and $28 million of realized investment gains in the nine months ended September 30, 1999.

Net income was $917 million in the first nine months of 2000 compared to $718 million in the first nine months of 1999. Net income in 1999 included a charge in the first quarter of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of changes in accounting principles in the first quarter of 1999 described above, was $922 million in the nine months ended September 30, 2000 compared to $823 million in the nine months ended September 30, 1999. The improvement in operating income for the first nine months of 2000 over the first nine months of 1999 reflected rate increases achieved in previous quarters, higher net investment income, lower catastrophe losses and higher fee income, partially offset by increased loss trends and lower favorable prior-year reserve development.

Revenues were $4.999 billion in the first nine months of 2000 compared to $4.792 billion in the first nine months of 1999. This increase reflected higher earned premiums, higher net investment income and higher fee income, partially offset by realized investment losses in the first nine months of 2000 compared to realized investment gains in the first nine months of 1999. The increase in earned premiums was primarily due to rate increases achieved in previous quarters and the ongoing business associated with the Reliance Surety acquisition.

Commercial Lines net written premiums in the first nine months of 2000 totaled $3.600 billion (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business), up $259 million from $3.341 billion in the first nine months of 1999. This increase was primarily due to continued favorable pricing on renewal business, the impact of the ongoing business associated with the Reliance Surety acquisition and the new premiums associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Fee income in the first nine months of 2000 was $233 million, a $29 million increase from the first nine months of 1999. This increase was primarily due to the shift of business mix from premium-based products to fee-based products.

National Accounts net written premiums were $282 million in the first nine months of 2000 compared to $400 million in the first nine months of 1999. This decrease was primarily due to the shift of business mix from premium-based products to fee-based products and a decrease in the Company's level of involuntary pool participation. National Accounts new business in the first nine months of 2000 was marginally lower than the first nine months of 1999, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio was moderately lower in the first nine months of 2000 compared to the first nine months of 1999, reflecting the loss of several large accounts in 2000.

Commercial Accounts net written premiums were $1.508 billion in the first nine months of 2000 compared to $1.354 billion in the first nine months of 1999. This increase reflected continued favorable pricing on renewal business and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market business. For the first nine months of 2000, new business in Commercial Accounts was significantly higher compared to the first nine months of 1999, reflecting the increased market activity resulting from the pricing environment and the impact of the Reliance Middle Market business. The Commercial Accounts business retention ratio in the first nine months of 2000 was moderately lower than the first nine months of 1999, reflecting an increase in lost business due to the renewal price increases in 2000. Commercial Accounts continues to focus on maintaining its product pricing standards and its selective underwriting policy in the renewal of accounts.

Select Accounts net written premiums of $1.176 billion in the first nine months of 2000 increased $55 million from $1.121 billion in the first nine months of 1999. The increase in Select Accounts net written premiums primarily reflected price increases on renewal business and an increase in new business premiums. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management. New business in Select Accounts was significantly higher in the first nine months of 2000 compared to the first nine months of 1999. New business was unusually low in the first nine months of 1999 reflecting the Company's selective underwriting policy in the highly competitive marketplace. Select Accounts business retention ratio was marginally lower in the first nine months of 2000 compared to the first nine months of 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

Specialty Accounts net written premiums were $634 million (excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business) in the first nine months of 2000 compared to $466 million in the first nine months of 1999. This increase primarily reflected the impact of the ongoing business associated with the Reliance Surety acquisition, the new business associated with the acquisition of the renewal rights for Frontier and the impact of reinsurance activity.

Commercial Lines claims and expenses of $3.748 billion in the first nine months of 2000 increased $103 million from the first nine months of 1999. This increase was primarily due to increased loss trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by lower catastrophe losses.

There were no catastrophe losses in the first nine months of 2000. Catastrophe losses, net of taxes and reinsurance, were $27 million in the first nine months of 1999, primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Nine Months Ended September 30,                                   2000                 1999
                                                                  -----               -----
STATUTORY:
    Loss and LAE ratio...........................................  76.0%               78.4%
    Underwriting expense ratio...................................  28.0                30.0
    Combined ratio before policyholder dividends................. 104.0               108.4
    Combined ratio............................................... 104.5               109.4

GAAP:
    Loss and LAE ratio...........................................  75.0%               74.9%
    Underwriting expense ratio...................................  24.1                28.4
    Combined ratio before policyholder dividends.................  99.1               103.3
    Combined ratio...............................................  99.6               104.3

The first nine months of 2000 statutory and GAAP combined ratios include an adjustment associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the first nine months of 2000 would have been 103.5% and 100.0%, respectively. The first nine months of 1999 statutory combined ratio reflects the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends for the first nine months of 1999 would have been 105.2%. The improvement in the first nine months of 2000 statutory and GAAP combined ratios before policyholder dividends compared to the first nine months of 1999, excluding the related adjustments above, was primarily due to premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of renewal rights for Reliance Middle Market and Frontier business, and lower catastrophe losses. This was partially offset by increased loss trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

PERSONAL LINES

Nine Months Ended September 30,                                    2000                1999
                                                                  ------              ------
(in millions)
Revenues......................................................... $3,138              $3,032
Net income (1)................................................... $  259              $  240

(1) Personal Lines net income includes $7 million and $9 million of realized investment losses in the nine months ended September 30, 2000 and September 30, 1999, respectively.

Personal Lines operating income, which excludes realized investment losses, was $266 million in the first nine months of 2000 compared to $249 million in the first nine months of 1999. The increase in operating income in the 2000 period was primarily due to lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and higher net investment income, partially offset by increased loss trends and lower favorable prior-year reserve development.

Net written premiums in the first nine months of 2000 were $2.866 billion compared to $2.814 billion in the first nine months of 1999 (excluding an adjustment of $72 million in 1999 due to a change in the quota share reinsurance arrangement). This increase primarily reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements partially offset by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business, a mandated rate decrease in New Jersey, and continued emphasis on disciplined underwriting and risk management. The business retention ratio in the first nine months of 2000 was virtually the same as in the 1999 period.

Personal Lines claims and expenses of $2.769 billion in the first nine months of 2000 increased $79 million from the first nine months of 1999. This increase was primarily the result of increased loss trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and lower catastrophe losses.

Catastrophe losses, after taxes and reinsurance, were $50 million in the first nine months of 2000 compared to $79 million in the first nine months of 1999. The 2000 catastrophe losses were due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter, wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Nine Months Ended September 30,                                    2000                 1999
                                                                   ----                 ----

STATUTORY:
    Loss and LAE ratio...........................................  73.8%               70.9%
    Underwriting expense ratio...................................  26.1                26.7
    Combined ratio...............................................  99.9                97.6

GAAP:
    Loss and LAE ratio...........................................  73.6%               71.3%
    Underwriting expense ratio...................................  25.8                26.2
    Combined ratio...............................................  99.4                97.5

The first nine months of 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for the first nine months of 1999 would have been 97.3% and 98.1%, respectively. The increase in the first nine months of 2000 statutory and GAAP combined ratios compared to the first nine months of 1999 statutory and GAAP combined ratios, excluding this adjustment, was due to increased loss trends and lower favorable prior-year reserve development, offset in part by lower catastrophe losses and the TRAVELERS SECURE(R) charge taken in the third quarter of 1999.

INTEREST EXPENSE AND OTHER


Nine Months Ended September 30,                                    2000                1999
                                                                  ------              ------
(in millions)
Revenues......................................................... $    2              $    2
Net loss......................................................... $  (75)             $  (83)

The primary component of net loss for the nine months ended September 30, 2000 and 1999 was after-tax interest expense of $65 million and $77 million, respectively. Interest expense decreased in the first nine months of 2000 compared to the first nine months of 1999 due to debt repayments of $200 million in September 1999 and $200 million in October 1999.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 2000, approximately 27% of the net aggregate reserve (i.e., approximately $159 million) consists of case reserve for resolved claims. The balance, approximately 73% of the net aggregate reserve (i.e., approximately $434 million), is carried in a bulk reserve and includes incurred but not reported environmental claims for which the Company has not received any specific claims.

The following table displays activity for environmental losses and loss expenses and reserves for the nine months ended September 30, 2000 and 1999.

Environmental Losses

Nine Months Ended September 30,                                     2000                  1999
                                                                   -------               -------
(in millions)
Beginning reserves:
  Direct.........................................................  $   801               $   928
  Ceded..........................................................     (125)                  (96)
                                                                   -------               -------
    Net..........................................................      676                   832
Incurred losses and loss expenses:
  Direct.........................................................       64                   109
  Ceded..........................................................      (16)                  (66)
 Losses paid:
  Direct ........................................................      154                   192
  Ceded..........................................................      (23)                  (23)
                                                                   -------               -------
Ending reserves:
  Direct.........................................................      711                   845
  Ceded..........................................................     (118)                 (139)
                                                                   -------               -------
    Net..........................................................  $   593               $   706
                                                                   =======               =======

ASBESTOS CLAIMS

At September 30, 2000, approximately 15% of the net aggregate reserve (i.e., approximately $118 million) is for pending asbestos claims. The balance, approximately 85% of the net aggregate reserve (i.e., approximately $688 million), represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the nine months ended September 30, 2000 and 1999.

Asbestos Losses

Nine Months Ended September 30,                                     2000              1999
                                                                   -------           -------
(in millions)
Beginning reserves:
  Direct.........................................................  $ 1,050           $ 1,252
  Ceded..........................................................     (223)             (266)
                                                                   -------           -------
    Net..........................................................      827               986
Incurred losses and loss expenses:
  Direct.........................................................      102                90
  Ceded..........................................................      (66)              (47)
Losses paid:
  Direct ........................................................      162               279
  Ceded..........................................................     (105)              (87)
                                                                   -------           -------
Ending reserves:
  Direct.........................................................      990             1,063
  Ceded..........................................................     (184)             (226)
                                                                   -------           -------
    Net..........................................................  $   806           $   837
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

The reserves carried for environmental and asbestos claims at September 30, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the conditions surrounding the final resolution of these claims continue to change. Currently, it is not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations as well as changes in legislation applicable to such claims. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

At September 30, 2000, approximately 15% of the net aggregate reserve (i.e., approximately $124 million) is for pending CIOTA claims. The balance, approximately 85% of the net aggregate reserve (i.e., approximately $698 million), represents incurred but not reported losses for which the Company has not received any specific claims.

In general, the Company posts case reserves for pending CIOTA claims within approximately 30 business days of receipt of such claims. The following table displays activity for CIOTA losses and loss expenses and reserves for the nine months ended September 30, 2000 and 1999.

CIOTA Losses

Nine Months Ended September 30,                                     2000                 1999
                                                                   -------               -------
(in millions)
Beginning reserves:
  Direct.........................................................  $ 1,184               $ 1,346
  Ceded..........................................................     (313)                 (392)
                                                                   -------               -------
    Net..........................................................      871                   954
Incurred losses and loss expenses:
  Direct.........................................................       32                   (29)
  Ceded..........................................................      (19)                   24
Losses paid:
  Direct.........................................................      102                   105
  Ceded..........................................................      (40)                  (51)
                                                                   -------               -------
Ending reserves:
  Direct.........................................................    1,114                 1,212
  Ceded..........................................................     (292)                 (317)
                                                                   -------               -------
    Net..........................................................  $   822               $   895
                                                                   =======               =======

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 44 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-14328), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein, in the first paragraph under the caption "Legal Proceedings" beginning on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2000 (File No. 1-14328), which description is included as Exhibit
99.02 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" beginning on page 26 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2000 (File No. 1-14328), which description is included as Exhibit 99.03 to this Form 10-Q and incorporated by reference herein. In August 2000, the Texas trial court denied a codefendant's summary judgment motion directed at plaintiff's fraud claims.

For information concerning a consolidated putative class action captioned In Re Travelers Property Casualty Corp. Shareholders Litigation, see the description that appears in the second, third, fourth and fifth paragraphs under the caption "Legal Proceedings" beginning on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2000 (File No. 1-14328), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein, and in the second paragraph under the caption "Legal Proceedings" beginning on page 26 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2000 (File No. 1-14328), which description is included as Exhibit 99.03 to this Form 10-Q and incorporated by reference herein. In August 2000, the Delaware Chancery Court preliminarily certified the class, approved the form of hearing notice, and set October 19, 2000 as the settlement hearing date. Thereafter, the hearing notice was mailed to shareholders of record who held the Company's common stock at any time between March 21, 2000 and April 20, 2000. On October 19, 2000, after oral argument, the Delaware Chancery Court certified the class, approved the settlement and awarded class counsel $4,400,000. Class counsel provided the defendants with an executed release.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS:

           See Exhibit Index.

           (b)    REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the third quarter ended September 30, 2000.

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-------    ----------------------
3.01       Restated Certificate of Incorporation of Travelers Property Casualty Corp. (the
           "Company") filed June 29, 2000, incorporated by reference to Exhibit 3.01 to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           2000 (File No. 1-14328).

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

99.03+ The first and second paragraphs under the caption "Legal Proceedings" beginning on page 26 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2000 (File No.
           1-14328).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

---------------
+   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRAVELERS PROPERTY CASUALTY CORP.



Date:   November 13, 2000                  By   /s/ Christine B. Mead
                                              ---------------------------------
                                                  Christine B. Mead
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:   November 13, 2000                  By   /s/ Douglas K. Russell
                                              ---------------------------------
                                                  Douglas K. Russell
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)