Form 10-K
period 2000-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2001-03-14
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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
(STATE OR OTHER JURISDICTION OF  INCORPORATION               (I.R.S. EMPLOYER
               OR ORGANIZATION)                              IDENTIFICATION NO.)


                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (860) 277-0111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                    -----------------------------------------
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]      NO [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AS OF THE DATE HEREOF THERE WERE 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.



                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                        TRAVELERS PROPERTY CASUALTY CORP.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
      PART I

1.    Business.........................................................       1
2.    Properties.......................................................      17
3.    Legal Proceedings................................................      17
4.    Submission of Matters to a Vote of Security Holders..............      18

      PART II

5.    Market for Registrant's Common Equity and
        Related Stockholder Matters....................................      18
6.    Selected Financial Data..........................................      18
7.    Management's Discussion and Analysis of Financial Conditions and
        Results of Operations..........................................      18
7A.   Quantitative and Qualitative Disclosures About Market Risk.......      36
8.    Financial Statements and Supplementary Data......................      39
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................      77

      PART III

10.   Directors and Executive Officers of the Registrant...............      77
11.   Executive Compensation...........................................      77
12.   Security Ownership of Certain Beneficial Owners
        and Management.................................................      77
13.   Certain Relationships and Related Transactions...................      77

      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K....................................................      78
      Exhibit Index....................................................      79
      Signatures.......................................................      81
      Index to Consolidated Financial Statements and Schedules.........      83

                                     PART I


ITEM 1.  BUSINESS.


Travelers Property Casualty Corp., an indirect, wholly-owned subsidiary of Citigroup Inc. ("Citigroup"), is a property-casualty insurance holding company engaged, through its subsidiaries, in two business segments: Commercial Lines and Personal Lines. The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States. Except as the context otherwise requires, as used herein the "Company" refers to Travelers Property Casualty Corp. and its consolidated subsidiaries.

Travelers Property Casualty Corp. was formed in January 1996 to hold the property and casualty insurance subsidiaries (collectively, "Travelers P&C") of The Travelers Insurance Group Inc. ("TIGI"), an indirect wholly-owned subsidiary of Citigroup. On April 2, 1996, the Company purchased from Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna") all of the outstanding capital stock (the "Acquisition") of Aetna's property and casualty insurance subsidiaries (collectively, "Aetna P&C"), for approximately $4.2 billion in cash. At December 31, 1999, TIGI owned approximately 85% of the Company's outstanding common stock.

During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of the Company at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which the Company became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into the Company, all previously outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock and all resulting outstanding shares of Class A Common Stock of the Company became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of the Company. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000 the Company's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI.

Citigroup indirectly owns all the Company's outstanding common stock at December 31, 2000. Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services;
(ii) a description of Interest Expense and Other; and (iii) certain other information.(1)


--------

(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the section under the heading "Outlook" and in the Forward Looking Statements section of the MD&A.

COMMERCIAL LINES

The Company is the third largest writer of commercial lines insurance in the United States based on 1999 direct written premiums as compiled and published by A.M. Best Company ("A.M. Best"). Commercial Lines offers a broad array of property and casualty insurance and insurance-related services to its customers. Commercial Lines is organized into four marketing and underwriting groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs: National Accounts, primarily serving large corporations; Commercial Accounts, serving mid-sized businesses for casualty products and both large and mid-sized businesses for property products; Select Accounts, serving small businesses; and Specialty Accounts, providing a variety of specialty coverages. The Company also has a dedicated group within Commercial Accounts that serves the construction industry. In 2000, Commercial Lines generated net written premiums of approximately $5.0 billion.


                            2000 NET WRITTEN PREMIUMS

                                          AMOUNT OF
                                             NET
                                           WRITTEN                 PERCENTAGE OF TOTAL
                                           PREMIUMS                NET WRITTEN PREMIUMS
                                           --------                --------------------
                                     (Dollars in millions)
NET WRITTEN PREMIUMS BY
PRODUCT LINE:
   Commercial multi-peril                  $1,644                         32.7%
   Workers' compensation                    1,062                         21.1
   Commercial automobile                      778                         15.5
   Property                                   638                         12.7
   Fidelity and surety                        475                          9.4
   General liability                          432                          8.6
   Other                                        2                           --
                                           ------                        -----
      Total Commercial Lines               $5,031                        100.0%
                                           ======                        =====

PRODUCT LINES

The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in Commercial Lines are as follows:

COMMERCIAL MULTI-PERIL provides a combination of property and liability coverage for businesses. Property insurance covers damages such as those caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage also insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

WORKERS' COMPENSATION provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company offers three types of workers' compensation products: (i) guaranteed cost insurance products, in which policy premium charges are fixed and do not vary as a result of the insured's loss experience, (ii) loss-sensitive insurance products, including large deductible plans and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period, and (iii) service programs, which are generally sold to the Company's National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations pursuant to service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant. The Company emphasizes managed care cost containment strategies (which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work), cost-effective quality care, and customer service in this market.

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

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

The Company distributes its commercial products through approximately 5,500 brokers and independent agencies located throughout the United States that are serviced by approximately 80 field offices and two customer service centers. The Company has made a significant investment in enhanced technology utilizing internet-based applications to improve interface capabilities with its independent agencies and brokers. The Company seeks to establish relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

NATIONAL ACCOUNTS

The Company's National Accounts provides a variety of casualty products to large companies. The Company's National Accounts also includes the Company's alternative market business, which primarily offers workers' compensation products and services to the involuntary market. National Accounts customers generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a guaranteed cost or a retrospectively rated insurance policy. Customers are frequently national in scope and range in size from businesses with sales of approximately $10 million per year to Fortune 2000 corporations. Through a network of field offices, the Company's marketing and underwriting specialists work closely with national and regional brokers to tailor insurance coverages to meet customers needs. Workers' compensation accounted for approximately 72% of the products sold in 2000 to National Accounts customers, based on gross written premiums and fee income.

COMMERCIAL ACCOUNTS

The Company's Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts casualty products target businesses with 75 to 1,000 employees, while its property products target both large and mid-sized businesses. The Company offers a full line of products to its Commercial Accounts customers, with an emphasis on guaranteed cost products. In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s Commercial Lines middle-market book of business.

The Company continues to develop new industry-targeted programs both on a national and local level. Specific industry knowledge enables the Company to select, as customers, better managed companies in an industry segment, to tailor specialized coverages for those companies, to link price to the individual exposure and to control risk. The Company uses components of this approach specifically in connection with loss control and claims management processing. Through a network of field offices, the Company's marketing and underwriting specialists, who have point of sale authority, work closely with local brokers and agents to tailor insurance coverage to individual customer needs. Within Commercial Accounts, the Company has a Construction unit with dedicated claims, engineering and underwriting expertise, providing insurance and risk management targeted to the construction industry.

SELECT ACCOUNTS

Select Accounts serves firms typically with one to 75 employees. Products offered by Select Accounts are generally guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products.

SPECIALTY ACCOUNTS

Specialty Accounts markets products to national, mid-sized and small customers, and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. The Company believes that it has a competitive advantage with respect to many of these products based on its reputation for timely decision-making, underwriting, claim-handling abilities, industry expertise and strong producer and customer relationships as well as its ability to cross-sell with National Accounts, Commercial Accounts and Select Accounts.

The Company has two separate marketing and underwriting groups within Specialty
Accounts:

Gulf Specialty focuses on many non-traditional lines of business, with a particular emphasis on professional liability and management liability. Products include directors' and officers' liability insurance, errors and omissions coverages for financial institutions, investment counselors and mutual fund advisors, and fidelity and surety coverage for related classes. In addition, Gulf Specialty offers professional liability coverage for professionals such as lawyers, architects and engineers, insurance agents, podiatrists and chiropractors medical malpractice. Gulf Specialty also writes umbrella coverage for various industries, provides insurance products to the entertainment and transportation industries and provides insurance products for other industry specific programs. In the third quarter of 2000, the Company purchased the renewal rights to Frontier Insurance Group, Inc.'s environmental excess and surplus lines casualty businesses and certain classes of surety business.

Bond Specialty's range of products includes fidelity and surety bonds, directors' and officers' and other professional liability insurance, employment practices liability insurance, fiduciary liability insurance and other related coverages. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Products and services are distributed primarily through agents and brokers. Bond Specialty is organized around three broad customer segments: Financial Services, Construction and Commercial Risk, and two specialized product niches: Surety and Executive Liability Services.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. ("Reliance Surety") for $580 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278 million. This transaction included the acquisition of an intangible asset of approximately $450 million, which is being amortized over 15 years. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

PERSONAL LINES

The Company is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 1999 direct written premiums as compiled and published by A.M. Best. In 2000, Personal Lines generated net written premiums of approximately $3.8 billion.

                            2000 NET WRITTEN PREMIUMS

                                        AMOUNT
                                        OF NET            PERCENTAGE OF  TOTAL
                                        WRITTEN               NET  WRITTEN
                                        PREMIUMS                PREMIUMS
                                         ------                   -----
                                 (Dollars in millions)
NET WRITTEN PREMIUMS BY
PRODUCT LINE:
   Personal automobile                   $2,366                     62.1%
   Homeowners and other                   1,447                     37.9
                                         ------                    -----
      Total Personal Lines               $3,813                    100.0%
                                         ======                    =====

PRODUCT LINES

The Company writes virtually all types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.4 million policies in force at December 31, 2000. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

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

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

Personal Lines products are distributed primarily through approximately 5,300 independent agencies located throughout the United States, supported by a network of 13 field marketing offices and five customer service centers. In the states of Florida, New Jersey and Massachusetts, the Company operates domestic companies to enhance its competitive capability in these highly regulated markets. The Company primarily distributes its products through independent agents in these markets. Personal Lines also markets through alternative distribution channels, including sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers. In addition, in 1998, Personal Lines began cross-marketing its products to Citibank N.A. customers, primarily credit cardholders. Citibank is a subsidiary of Citigroup. Also, in 2000, the Company continued to expand its presence on the internet. Although it is in the early stages of growth, this new distribution channel provides a significant opportunity to reach potential customers. While the Company's principal markets for Personal Lines insurance are in states along the East Coast, in the South and Texas, Personal Lines is expanding its geographical presence across the United States.

Insurance companies generally market personal automobile and homeowners insurance through one of three distribution systems: independent agents, exclusive agents or direct writing. The independent agents that distribute the Company's Personal Lines products usually represent several unrelated property and casualty companies. Exclusive agents represent one company and generally sell a number of products, including life insurance and annuities in addition to property-casualty products. In contrast, direct writing companies generally operate by mail and telephone through sales representatives. Due in part to the expense advantage that direct writers may have relative to companies using independent agents and changing customer buying preferences to buying directly from companies, the direct writing companies have gradually expanded their market share in recent years. Nonetheless, the Company continues to be able to grow its business consistent with its overall strategy.

Personal Lines continues to distribute its products through the independent agency distribution system, recognizing the service and underwriting advantages the agent can deliver. In addition to its agency distribution system, the Company has broadened its distribution channels for Personal Lines products as noted above. In marketing its products directly to Citibank customers, Personal Lines solicits potential customers by telephone after transfer from a Citibank customer service call center, through direct mail or inserts in credit card statements. Potential customers for the Citibank program and certain affinity group programs are directed to one of the Company's three telemarketing centers where a licensed telemarketing sales representative underwrites and sells new business to interested individuals.

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

Net Retention Policy. The descriptions below relate to reinsurance arrangements of the Company in effect at January 1, 2001. For third-party liability, including automobile no-fault, the reinsurance agreement used by Construction and Select Accounts limits the net retention to a maximum of $4 million per insured, per occurrence and for Commercial Accounts limits the net retention to a maximum of $6 million per insured, per occurrence. Gulf Specialty utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $3.8 million per risk for any line of business. For commercial property insurance, there is a $5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreements in place for workers' compensation policies written by Commercial Accounts, Construction, National Accounts, Select Accounts, and some segments of Alternative Markets and Gulf Specialty cover 100% of each loss between $1 million and $10 million and 90% of each loss between $10 million and $20 million. For National Accounts, reinsurance arrangements are typically tiered, or layered, such that only levels of risk acceptable to the Company are retained. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For executive liability coverages such as errors and omissions liability, directors' and officers' liability, employment practices liability and blended insurance, Bond Specialty retains from $2 million up to $5 million per risk. For surety protection, Bond Specialty generally retains up to $10 million per principal. The risk tolerance of Bond Specialty varies by line of business and by risk.

Catastrophe Reinsurance. The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 40% of total losses between $250 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $20 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 40% of losses between $250 million and $750 million. The Company reviews its risk and catastrophe covers at least quarterly and makes changes it deems appropriate.

RESERVES

Property and casualty claim reserves are established to account for the estimated ultimate costs of claims and claim adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by major product line, coverage and year.

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

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of claims development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid claim adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of claim adjustment expenses to losses for each line of business and type of exposure. For a description of the Company's reserving methods for environmental and asbestos claims, see "Environmental, Asbestos and Other Cumulative Injury Claims."

Discounting. The liability for losses for certain long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 2000, 1999 and 1998 the combined amounts of discount for the Company were $800 million, $832 million and $781 million, respectively.

For a reconciliation of beginning and ending property and casualty insurance claims and claim adjustment expense reserves of the Company for each of the last three years, see Note 6 of Notes to Consolidated Financial Statements.

The table at the end of this section sets forth the year-end reserves from 1990 through 2000 and the subsequent changes in those reserves, presented on a historical basis for the Company. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1990-1995 have not been restated to include Aetna P&C. Beginning in 1996, the table includes the reserve activity of Aetna P&C. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with such information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1990-2000 year-end reserves and the subsequent changes in those reserves.

For instance, the "cumulative deficiency or redundancy" shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. Expressed another way, if the original reserves at the end of 1990 included $4 million for a loss that is finally paid in 2000 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1990-1999 shown in the accompanying table.

Certain factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of such risks. See "Environmental, Asbestos and Other

Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

Other factors that affect the data in the accompanying table include the discounting of workers' compensation reserves and the use of retrospectively rated insurance policies. To the extent permitted under applicable accounting practices, workers' compensation reserves are discounted to reflect the time value of money, due to the relatively long time period over which these claims are to be paid. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company's earnings but are not reflected in the accompanying table.

Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

The differences between the reserves for claims and claim adjustment expenses shown in the accompanying table, which is prepared in accordance with GAAP, and those reported in the annual statements of the Company filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were: $9 million, $38 million and $37 million for 2000, 1999 and 1998, respectively.

                                                                       YEAR ENDED DECEMBER 31,
                                           1990(a)        1991(a)        1992(a)         1993(a)         1994(a)           1995(a)
                                          -----------------------------------------------------------------------------------------
                                                                       (Dollars in millions)
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:            $8,022         $8,360         $8,955         $ 9,319         $  9,712          $ 10,090
Cumulative amounts paid as of
One year later                              2,135          1,869          2,005           1,706            1,595             1,521
Two years later                             3,422          3,161          3,199           2,843            2,631             2,809
Three years later                           4,351          4,041          4,063           3,610            3,798             3,903
Four years later                            4,996          4,706          4,662           4,563            4,676             4,761
Five years later                            5,492          5,182          5,465           5,274            5,388             5,322
Six years later                             5,887          5,878          6,078           5,882            5,855
Seven years later                           6,466          6,421          6,618           6,289
Eight years later                           6,953          6,913          6,983
Nine years later                            7,408          7,250
Ten years later                             7,722

Reserves re-estimated as of
One year later                              8,128          8,362          9,058           9,270            9,486             9,848
Two years later                             8,197          8,637          9,139           9,234            9,310             9,785
Three years later                           8,592          8,906          9,183           9,108            9,395             9,789
Four years later                            9,003          9,026          9,189           9,271            9,427             9,735
Five years later                            9,159          9,123          9,405           9,298            9,463             9,711
Six years later                             9,295          9,367          9,440           9,349            9,441
Seven years later                           9,551          9,396          9,508           9,370
Eight years later                           9,586          9,477          9,555
Nine years later                            9,669          9,537
Ten years later                             9,751

Cumulative deficiency (redundancy)          1,729          1,177            600              51             (271)             (379)


Gross liability - end of year                                                           $14,638         $ 15,013          $ 15,213
Reinsurance recoverables                                                                  5,319            5,301             5,123
                                                                                        -------         --------          --------


Net liability - end of year                                                             $ 9,319         $  9,712          $ 10,090
                                                                                        =======         ========          ========


Gross reestimated liability--latest                                                     $14,794         $ 15,099          $ 14,759
Reestimated reinsurance
   Recoverables--latest                                                                   5,424            5,658             5,048
                                                                                        -------         --------          --------

Net reestimated liability--latest                                                       $ 9,370         $  9,441          $  9,711
                                                                                        =======         ========          ========

Gross cumulative deficiency (redundancy)                                                $   156         $     86          $   (454)
                                                                                        =======         ========          ========


                                                                       YEAR ENDED DECEMBER 31,
                                                  1996(b)           1997(b)           1998(b)           1999(b)          2000(b)
                                          -----------------------------------------------------------------------------------------
Reserves for Loss and Loss Adjustment
  Expense Originally Estimated:               $ 21,816          $ 21,406          $ 20,763          $ 19,983          $19,435
Cumulative amounts paid as of
One year later                                   3,704             4,025             4,159             4,082
Two years later                                  6,600             6,882             6,879
Three years later                                8,841             8,850
Four years later                                10,355
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Reserves re-estimated as of
One year later                                  21,345            21,083            20,521            19,736
Two years later                                 21,160            20,697            20,172
Three years later                               20,816            20,417
Four years later                                20,664
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative deficiency (redundancy)              (1,152)             (989)             (591)             (247)


Gross liability - end of year                 $ 30,969          $ 30,138          $ 29,411          $ 28,854          $28,312
Reinsurance recoverables                         9,153             8,732             8,648             8,871            8,877
                                              --------          --------          --------          --------          -------


Net liability - end of year                   $ 21,816          $ 21,406          $ 20,763          $ 19,983          $19,435
                                              ========          ========          ========          ========          =======


Gross reestimated liability--latest           $ 29,718          $ 29,023          $ 28,821          $ 28,621
Reestimated reinsurance
   Recoverables--latest                          9,054             8,606             8,649             8,885
                                              --------          --------          --------          --------

Net reestimated liability--latest             $ 20,664          $ 20,417          $ 20,172          $ 19,736
                                              ========          ========          ========          ========

Gross cumulative deficiency (redundancy)      $ (1,251)         $ (1,115)         $   (590)         $   (233)
                                              ========          ========          ========          ========



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

ENVIRONMENTAL, ASBESTOS AND OTHER CUMULATIVE INJURY CLAIMS

Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a special unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on environmental, asbestos and other cumulative injury claims, see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

INTERCOMPANY INSURANCE POOLS

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

The following table summarizes the current claims-paying and financial strength ratings of the Company's property-casualty insurance pools and Travelers C&S of America by A. M. Best, Fitch, Moody's Investor's Service Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's"). The table also presents the position of each rating in the applicable agency's rating scale.

                                                                                                         STANDARD &
                                             A.M. BEST            FITCH             MOODY'S                POOR'S
                                             ---------            -----             -------                ------
Travelers Property Casualty pool (1)      A++(1st of 15)      AA (3rd of 18)    Aa2 (3rd of 19)       AA- (4th of 17)
Gulf pool (2)                             A+ (2nd of 15)            --                --              AA  (3rd of 17)
Travelers C&S of America                  A++(1st of 15)      AA (3rd of 18)    Aa2 (3rd of 19)       AA- (4th of 17)

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

COMPETITION

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

The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net income for the twelve-month period ending the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $1.2 billion is available by the end of the year 2001 for dividend payments to the Company from its insurance subsidiaries without prior approval of the Connecticut Insurance Department.

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

One insurance subsidiary of the Company is domiciled in the United Kingdom. Insurers in the United Kingdom are subject to certain change of control restrictions in the Insurance Companies Act of 1982 including approval of the Financial Services Authority.

Certain other insurance subsidiaries of the Company are domiciled in, or authorized to conduct insurance business in Canada. Authorized insurers in Canada are subject to certain change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

Such requirements may deter, delay or prevent certain transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to the stockholder of the Company.

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

In each of the last three years, certain of the Company's insurance subsidiaries have been outside of the usual range of IRIS ratios. In all such instances, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year and management believes that the resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the three years ended December 31, 2000. Travelers Indemnity, the lead company for the Travelers Property Casualty pool, had no values outside the usual range for all IRIS ratios for each of the three years ended December 31, 2000.


RISK-BASED CAPITAL (RBC) REQUIREMENTS

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and
(iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth. Pursuant to laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The formulas have not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 2000, all of the Company's property-casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

FEDERAL REGULATION

Citigroup is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and is a Financial Holding Company under the Gramm Leach Bliley Act of 1999 which eliminated many legal barriers to affiliations among banks, insurers, securities firms and other financial services providers.

Although the federal government does not generally regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. the Gramm Leach Bliley Act may have the effect of increasing competition in the insurance industry from other financial services providers. Other provisions of The Gramm Leach Bliley Act address privacy, uniform standards for the state licensing of insurance agents and conversion of mutual insurers to stock insurers.

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

At December 31, 2000, the Company had approximately 19,691 full-time and 742 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company rents from an affiliate of Citigroup approximately 1,030,000 square feet of office space in Hartford, Connecticut, under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by the Company for additional five-year terms. Under certain circumstances, the Company may be required to purchase the leased premises. In addition, the Company leases 175 field and claim offices totaling approximately 4,643,000 square feet throughout the United States under leases or subleases with third parties. The Company also rents from Aetna approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under an eight-year sublease that expires in 2004.

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

The trial courts have ordered dismissal of the entire California case, and partial dismissals of ten others: those pending in Tennessee, Florida, New Jersey, Illinois (both cases), Pennsylvania, Missouri, Alabama, New York and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan have denied defendants' motions to dismiss. The Pennsylvania and New Jersey courts have denied class certification. Appeals are currently pending from the dismissal orders in California and New York, and from the class certification ruling in New Jersey.

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

The Company is involved in numerous other lawsuits (other than environmental and asbestos claims) arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 1,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2000. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $1,226 million in 2000. See
Note 9 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Management's narrative analysis of the results of operations is presented in lieu of Management's

Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I (2) (a) of Form 10-K.

The Results of Operations reflect the consolidated results of operations of Travelers Property Casualty Corp. (TPC) and its subsidiaries (the Company). The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TPC at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TPC became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TPC, all previously outstanding shares of Class A Common Stock of TPC became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TPC. On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000 TPC's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI. These transactions also generated goodwill of approximately $1.0 billion, which TIGI allocated to TPC. The goodwill is being amortized over 36 years.

On May 31, 2000, the Company completed its acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278 million. This transaction included the acquisition of an intangible asset of approximately $450 million, which is being amortized over 15 years. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business (Reliance Middle Market). The Company also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and certain classes of surety business.

===================================================================================================================
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------
(in millions)                                                                2000            1999            1998
===================================================================================================================
Revenues ..........................................................        $11,068        $ 10,572         $10,451
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles        $ 1,480        $  1,409         $ 1,343
Cumulative effect of changes in accounting principles .............             --            (133)             --
-------------------------------------------------------------------------------------------------------------------
Net income (1) ....................................................        $ 1,480        $  1,276         $ 1,343
-------------------------------------------------------------------------------------------------------------------


(1) Net income includes $31 million, $72 million and $93 million of realized investment gains in 2000, 1999 and 1998, respectively.

Net income was $1.480 billion in 2000, $1.276 billion in 1999 and $1.343 billion in 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer

Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Excluding realized investment gains in all years and the cumulative effect of changes in accounting principles in 1999 described above, operating income was $1.449 billion in 2000, $1.337 billion in 1999 and $1.250 billion in 1998. The increase in operating income in 2000 from 1999 was due to Commercial Lines rate increases, lower catastrophe losses, higher net investment income, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products marketed through the agents of Primerica Financial Services, a unit of Citigroup, higher fee income and lower operating expenses. These factors were partially offset by increased loss cost trends primarily due to inflationary pressures and lower favorable prior-year reserve development. Results for 2000 and 1999 reflected benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second injury funds, principally in the states of New York and Pennsylvania. The increase in operating income in 1999 from 1998 was primarily due to favorable prior-year reserve development and lower weather-related losses in Commercial Lines, the benefit of the legislative actions in the states of New York and Pennsylvania, an increase in income due to the growth in Personal Lines and lower operating expenses. These factors were partially offset by higher catastrophe losses principally due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, a charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products, lower favorable prior-year reserve development in Personal Lines and lower Commercial Lines fee income.

Revenues of $11.068 billion in 2000 increased $496 million from 1999. Revenues of $10.572 billion in 1999 increased $121 million from 1998. The increase in revenue in 2000 from 1999 was due to higher earned premiums, higher net investment income and higher fee income, partially offset by lower realized gains. The increase in earned premiums in 2000 was primarily due to Commercial Lines rate increases and the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses. The 1999 increase was primarily attributable to growth in earned premiums in Personal Lines, partially offset by lower earned premiums in Commercial Lines, lower realized investment gains and lower fee income.

Claims and expenses were $9.041 billion in 2000 compared to $8.657 billion in 1999. The increase in claims and expenses in 2000 was primarily the result of increased loss cost trends, lower favorable prior-year reserve development and increased claims related to the growth in premiums, including the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses. These factors were partially offset by lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products, a reduction in general and administrative expenses and a decrease in interest expense due to debt repayments. Results for 2000 and 1999 reflected benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second injury funds, principally in the states of New York and Pennsylvania. Claims and expenses of $8.657 billion in 1999 increased $43 million from 1998. This increase was primarily the result of higher claims associated with the growth in premiums in Personal Lines, higher catastrophe losses principally due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the TRAVELERS SECURE(R) charge and lower favorable prior-year reserve development in Personal Lines, mostly offset by favorable prior-year reserve development and lower weather-related losses in Commercial Lines, the benefit related to the legislative actions in New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds, and a reduction in operating expenses.

The Company's effective tax rate was 27%, 26% and 27% in 2000, 1999 and 1998, respectively. These rates differed from the statutory tax rate in those years primarily due to non-taxable investment income.

The statutory and GAAP combined ratios were as follows:


==================================================================================================
                                                           2000           1999           1998
--------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and Loss Adjustment Expense (LAE) ratio          75.1%          74.3%          73.6%
     Underwriting expense ratio .................          27.0           28.8           28.6
     Combined ratio before policyholder dividends         102.1          103.1          102.2
     Combined ratio .............................         102.5          103.7          102.7
--------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio .........................          74.2%          73.0%          73.5%
     Underwriting expense ratio .................          25.6           28.3           29.1
     Combined ratio before policyholder dividends          99.8          101.3          102.6
     Combined ratio .............................         100.2          101.9          103.1
==================================================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 2000 would have been 101.9% and 100.1%, respectively. The 1999 statutory combined ratio before policyholder dividends includes the treatment, on a statutory basis only, of a commutation of an asbestos liability to an insured. In addition, the 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding these items, the statutory and GAAP combined ratios before policyholder dividends for 1999 would have been 101.8% and 101.5%, respectively.

The 2000 statutory combined ratio before policyholder dividends, excluding the Reliance Surety adjustment, was virtually the same as the 1999 statutory combined ratio before policyholder dividends, excluding the commutation and quota share reinsurance adjustments. The 2000 statutory loss and loss adjustment expense ratio component increased primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses. The 2000 statutory underwriting expense ratio decreased primarily due to a disproportionately smaller increase in expenses associated with the growth in premiums.

The improvement in the 2000 GAAP combined ratio before policyholder dividends, excluding the Reliance Surety adjustment, compared to the 1999 GAAP combined ratio before policyholder dividends, excluding the effects of a quota share termination, was primarily due to a decrease in the underwriting expense ratio related to a disproportionately smaller increase in expenses associated with the growth in premiums, partially offset by an increase in the loss and loss adjustment expense ratio primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses.

The improvement in the 1999 statutory and GAAP combined ratios before policyholder dividends, excluding the commutation adjustment and the effects of a quota share termination, compared to 1998 was due to favorable prior-year reserve development in Commercial Lines, continued productivity improvements and expense savings, partially offset by higher catastrophe losses, higher loss ratios in the TRAVELERS SECURE(R) program and the charge related to curtailing the sale of TRAVELERS SECURE(R) policies. In addition, the 1999 GAAP combined ratio before policyholder dividends benefited from legislative actions in the states of New York and Pennsylvania that changed the manner in which these states finance their workers' compensation second-injury funds.

RESULTS OF OPERATIONS BY SEGMENT

================================================================================================================
COMMERCIAL LINES
(in millions)                                                               2000           1999           1998
-----------------------------------------------------------------------------------------------------------------
Revenues ..........................................................        $6,835        $ 6,492         $6,699
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles        $1,220        $ 1,159         $1,018
Cumulative effect of changes in accounting principles .............            --           (133)            --
-----------------------------------------------------------------------------------------------------------------
Net income (1) ....................................................        $1,220        $ 1,026         $1,018
================================================================================================================

(1) Commercial Lines net income includes $31 million, $82 million and $76 million of realized investment gains in 2000, 1999 and 1998, respectively.

Net income was $1.220 billion in 2000, $1.026 billion in 1999 and $1.018 billion in 1998. Net income in 1999 included a charge of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of a change in accounting principles.

Commercial Lines operating income, which excludes realized investment gains in all years and the cumulative effect of changes in accounting principles in 1999, was $1.189 billion, $1.077 billion and $942 million in 2000, 1999 and 1998, respectively. The improvement in operating income for 2000 over 1999 reflected rate increases, higher fee income, lower catastrophe losses and higher net investment income, partially offset by increased loss cost trends and lower favorable prior-year reserve development. Results for 2000 and 1999 reflected benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second injury funds, principally in the states of New York and Pennsylvania. The improvement in operating income for 1999 over 1998 included the benefit of the New York and Pennsylvania legislative actions, favorable prior-year reserve development, lower weather-related losses and lower operating expenses, partially offset by lower fee income.

Revenues of $6.835 billion in 2000 increased $343 million from 1999. The increase in 2000 reflected higher earned premiums, higher fee income and higher net investment income, partially offset by a decrease in realized investment gains. The increase in earned premiums was primarily due to rate increases, and the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses. The increase in fee income in 2000 was primarily due to the shift of business mix from premium-based products to fee-based products and rate increases. Revenues of $6.492 billion in 1999 decreased $207 million from 1998. The decrease in 1999 reflected lower levels of earned premiums, lower net investment income and lower fee income, partially offset by an increase in realized investment gains. The decrease in fee income in 1999 was the result of the depopulation of involuntary pools serviced by the Company.

Net written premiums by market for the three years ended December 31, 2000 were as follows:

==================================================================================
(in millions)                              2000            1999            1998
----------------------------------------------------------------------------------
National Accounts ..............          $  352          $  488          $  625
Commercial Accounts ............           2,099           1,816           1,800
Select Accounts ................           1,576           1,494           1,494
Specialty Accounts .............           1,004             610             695
----------------------------------------------------------------------------------
Total net written premiums .....          $5,031          $4,408          $4,614
==================================================================================


Commercial Lines net written premiums were $5.031 billion in 2000 compared to $4.408 billion in 1999 and $4.614 billion in 1998. Included in Specialty Accounts net written premiums in 2000 is an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The 2000 increase reflected the impact of an improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the increase in net written premiums in 2000 was the new business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts and the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Frontier business in Specialty Accounts. The decrease in National Accounts net written premiums is primarily due to the shift in business mix from premium-based products to fee-based products. The decrease in 1999 net written premiums reflected the highly competitive marketplace and the Company's continued disciplined approach to underwriting and risk management. Also contributing to the 1999 decrease in net written premiums in National Accounts and Specialty Accounts was the impact of additional reinsurance coverage. The slight increase in Commercial Accounts net written premiums in 1999 reflected growth in specific business segments and an improving rate environment.

New business in National Accounts for 2000 was marginally lower than 1999, reflecting the Company's continued disciplined approach to underwriting and risk management. For 1999, new business in National Accounts was significantly lower than 1998, reflecting the Company's continued disciplined approach to underwriting and risk management in the highly competitive marketplace. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000. The business retention ratio for 1999 was moderately higher than 1998, primarily reflecting the loss of one large account in 1998.

New business in Commercial Accounts for 2000 was significantly higher than 1999, reflecting the impact of the acquisition of Reliance Middle Market renewal business. For 1999, new business in Commercial Accounts was significantly less than 1998, reflecting the Company's selective underwriting policy and continued focus on obtaining profitable new business accounts. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000. The business retention ratio in 1999 was virtually the same as 1998.

For 2000, new business in Select Accounts was moderately higher than 1999, while for 1999 new business was significantly lower than 1998. These changes reflect the unusually low new business in 1999 resulting from the Company's selective underwriting policy in the highly competitive marketplace. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000. The business retention ratio in 1999 was virtually the same as 1998.

Commercial Lines claims and expenses of $5.171 billion in 2000 increased $244 million from 1999 and decreased $400 million in 1999 compared to 1998. The 2000 increase was primarily due to increased loss cost trends, lower favorable prior-year reserve development and higher losses associated with the growth in premium and claims volume, partially offset by lower catastrophe losses. Results for 2000 and 1999 reflected benefits resulting from legislative actions that changed the manner in which certain states finance their workers' compensation second injury funds, principally in the states of New York and Pennsylvania. The 1999 decrease reflected the benefit resulting from the legislative actions in the states of New York and Pennsylvania, favorable prior-year reserve development, lower weather-related losses and lower operating expenses.

There were no catastrophe losses in 2000. Catastrophe losses, net of taxes and reinsurance, were $27 million and $25 million in 1999 and 1998, respectively. The 1999 catastrophe losses were primarily due to Hurricane Floyd in the third quarter and tornadoes in Oklahoma in the second quarter. The 1998 catastrophe losses were primarily due to Hurricane Georges in the third quarter and tornadoes in Nashville, Tennessee in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

================================================================================================
                                                           2000           1999           1998
------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio .........................          76.0%          77.9%          78.5%
     Underwriting expense ratio .................          27.8           30.7           29.7
     Combined ratio before policyholder dividends         103.8          108.6          108.2
     Combined ratio .............................         104.5          109.7          109.1
------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio .........................          74.7%          75.2%          78.4%
     Underwriting expense ratio .................          25.4           29.8           31.1
     Combined ratio before policyholder dividends         100.1          105.0          109.5
     Combined ratio .............................         100.8          106.1          110.4
================================================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 statutory and GAAP combined ratios include an adjustment associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 2000 would have been 103.5% and 100.8%, respectively. The 1999 statutory combined ratio reflects the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends for 1999 would have been 106.1%. The improvement in the 2000 statutory and GAAP combined ratios before policyholder dividends compared to 1999, excluding the related adjustments above, was primarily due to premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses, and lower catastrophe losses. This was partially offset by increased loss cost trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums. The improvement in the 1999 statutory combined ratio before policyholder dividends, excluding the commutation, over 1998 was primarily due to favorable prior-year reserve development and lower weather-related losses. The decrease in the 1999 GAAP combined ratio before policyholder dividends compared to 1998 was due to favorable prior-year reserve development, lower weather-related losses and the benefit of the New York and Pennsylvania legislative actions, partially offset by lower fee income.

==================================================================================
PERSONAL LINES
(in millions)                           2000              1999              1998
----------------------------------------------------------------------------------
Revenues .................            $4,232            $4,077            $3,743
Net income (1) ...........            $  360            $  358            $  437
==================================================================================


(1) Personal Lines net income includes $10 million of realized investment losses in 1999 and $17 million of realized investment gains in 1998.

Net income in 2000 was $360 million compared to $358 million in 1999. Net income of $358 million in 1999 decreased $79 million from 1998. Personal Lines operating income, which excludes realized investment gains and losses, was $360 million, $368 million and $420 million in 2000, 1999 and 1998, respectively. The decrease in operating income in 2000 was primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products, higher net investment income and lower catastrophe losses. The 1999 decrease in operating income was due to higher catastrophe losses primarily due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the charge related to curtailing the sale of TRAVELERS SECURE(R) products and lower favorable prior-year reserve development, partially offset by the increase in income due to the growth in earned premiums.

Revenues in 2000 of $4.232 billion increased $155 million from 1999. The increase in revenues in 2000 reflected growth in earned premiums in all distribution channels except TRAVELERS SECURE(R), higher net investment income and lower realized investment losses. Revenues were $4.077 billion in 1999 compared to $3.743 billion in 1998. The 1999 increase compared to 1998 reflected growth in earned premiums in all distribution channels and higher net investment income. Personal Lines had approximately 5.4 million, 5.3 million and 5.1 million policies in force at December 31, 2000, 1999 and 1998, respectively.

Net written premiums by product line for the three years ended December 31:

==================================================================================
(in millions)                              2000            1999            1998
----------------------------------------------------------------------------------
Personal automobile ............          $2,366          $2,369          $2,328
Homeowners and other ...........           1,447           1,436           1,162
----------------------------------------------------------------------------------
Total net written premiums .....          $3,813          $3,805          $3,490
==================================================================================


Personal Lines net written premiums in 2000 were $3.813 billion compared to $3.733 billion in 1999 (excluding an adjustment of $72 million due to an adjustment associated with the termination of a quota share reinsurance arrangement) and $3.490 billion in 1998. The increase in 2000 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business, a mandated rate decrease in New Jersey, and continued emphasis on disciplined underwriting and risk management. The business retention ratio in 2000 was moderately lower compared to 1999, reflecting planned reductions in the TRAVELERS SECURE(R) auto and homeowners business. The net written premium increase in 1999 primarily reflected growth in independent agents business and growth in affinity group marketing and joint marketing arrangements.

Personal Lines claims and expenses were $3.715 billion in 2000 compared to $3.561 billion in 1999 and $3.104 billion in 1998. The 2000 increase was primarily the result of increased loss cost trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and lower catastrophe losses. The 1999 increase was primarily the result of higher losses associated with the growth in premiums and related claim volumes, higher catastrophe losses and lower favorable prior-year reserve development. In addition, 1999 included higher loss ratios in the TRAVELERS SECURE(R) program and the charge related to curtailing the sale of TRAVELERS SECURE(R) products.

Catastrophe losses, net of tax and reinsurance, were $54 million, $79 million and $44 million in 2000, 1999 and 1998, respectively. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hail storms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter. Catastrophe losses in 1998 were primarily due to Hurricanes Bonnie and Georges, severe first quarter winter storms and second and third quarter wind and hailstorms.

Statutory and GAAP combined ratios for Personal Lines were as follows:


==================================================================================================
                                                         2000             1999              1998
--------------------------------------------------------------------------------------------------
STATUTORY:
     Loss and LAE ratio.......................           73.8%            70.0%             66.7%
     Underwriting expense ratio...............           25.9             26.7              27.2
     Combined ratio...........................           99.7             96.7              93.9
--------------------------------------------------------------------------------------------------
GAAP:
     Loss and LAE ratio.......................           73.6%            70.3%             66.7%
     Underwriting expense ratio...............           25.7             26.5              26.5
     Combined ratio...........................           99.3             96.8              93.2
==================================================================================================


GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 1999 statutory and GAAP combined ratios for Personal Lines include an adjustment associated with the termination of a quota share reinsurance arrangement. Excluding this adjustment, the statutory and GAAP combined ratios for 1999 would have been 96.5% and 97.3%, respectively. The increase in the 2000 statutory and GAAP combined ratios compared to 1999 statutory and GAAP combined ratios, excluding the reinsurance adjustment, was primarily due to increased loss cost trends and lower favorable prior-year reserve development, offset in part by the 1999 TRAVELERS SECURE(R) charge and lower catastrophe losses. The increase in the 1999 statutory and GAAP combined ratios excluding the reinsurance adjustment compared to 1998 was due to higher catastrophe losses due to Hurricane Floyd, higher loss ratios in the TRAVELERS SECURE(R) program, the TRAVELERS SECURE(R) charge and lower favorable prior-year development in the automobile bodily injury line.

=======================================================================================
INTEREST EXPENSE AND OTHER
(in millions)                                           2000        1999        1998
---------------------------------------------------------------------------------------
Revenues.........................................      $   1       $   3       $   9
Net loss.........................................      $(100)      $(108)      $  (112)
=======================================================================================

The primary component of net loss for 2000, 1999 and 1998 was after-tax interest expense of $87 million, $99 million and $105 million, respectively.


ENVIRONMENTAL CLAIMS

The Company continues to receive claims from insureds which allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), enacted in 1980 and later modified, enables private parties as well as Federal and State governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits both the recovery of response costs from certain liable parties and may require liable parties to directly undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that certain court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and insureds. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims which indicate such a monetary amount.

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At December 31, 2000, approximately 73% of the net aggregate reserve (approximately $405 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 27% of the net environmental loss reserve (approximately $153 million) consists of case reserves for resolved claims.

The Company's reserving methodology is preferable to one based on "identified claims" since the resolution of environmental exposures by the Company generally occurs by settlement on an insured-by-insured basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the insured. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing such agreements is to reduce its potential environmental exposure and eliminate both the risks presented by coverage litigation with the insured and the cost of such litigation.

The reserving methodology includes an analysis by the Company of the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured. This analysis is completed by the Company on a quarterly basis. In the course of this analysis, an assessment of the probable liability, available coverage, judicial interpretations and historical value of similar exposures is considered by the Company. In addition, due consideration is given to the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at a site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance issued by the Company to the insured; the identification of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Analysis of these and other factors, including the potential for future claims, results in the establishment of the bulk reserve.

The duration of the Company's investigation and review of such claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and the Company and the willingness of the insured and the Company to negotiate, if appropriate, a resolution of any dispute between them pertaining to such claims. Since the foregoing factors vary from claim-to-claim and insured-by-insured, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving such claims, the duration may vary from months to several years.

The property and casualty insurance industry does not have a standard method of calculating claim activity for environmental losses. Generally for Superfund remediation-type environmental claims, the Company establishes a claim file for each insured on a per site, per claimant basis. If there is more than one claimant such as a federal and a state agency, this method will result in two claims being set up for a policyholder at that one site. The Company adheres to this method of calculating claim activity on all environmental-related claims, whether such claims are tendered on primary, excess or umbrella policies.

In addition, the Company establishes claim files for environmental claims brought by individual claimants who allege injury or damage as a result of the discharge of wastes or pollutants allegedly by the policyholder. As it pertains to such claims tendered on policies issued by Travelers P&C, the Company establishes a claim file on a per claimant, per insured, per site basis. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, one thousand claims (five hundred for the bodily injury claims and five hundred for the property damage claims) would be established.

As it pertains to environmental claims brought by individual claimants and tendered on Aetna P&C policies, the Company establishes claim files on a per insured, per site basis due to current claim system limitations. For example, if one hundred claimants file a lawsuit against five policyholders alleging bodily injury and property damage as a result of the discharge of wastes or pollutants, five claims for the bodily injury claims and five for the property damage claims would be established.

As of December 31, 2000, calculated as described above, the Company had approximately 43,000 pending environmental-related claims tendered by 787 active policyholders. Of the total pending environmental-related claims, 34,000 claims would relate to Travelers P&C policies tendered by 385 policyholders and 9,000 claims relate to Aetna P&C policies tendered by 501 policyholders. Approximately 99 of these Aetna P&C policyholders are also included in the 385 Travelers P&C policyholders count. The pending environmental-related claims represent federal or state EPA-type claims as well as plaintiffs' claims alleging bodily injury and property damage due to the discharge of waste or pollutants allegedly by the policyholder.

The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

==================================================================================
ENVIRONMENTAL LOSSES
(in millions)                                2000          1999            1998
----------------------------------------------------------------------------------
Beginning reserves:
  Direct ...........................        $ 801         $ 928         $ 1,193
  Ceded ............................         (125)          (96)            (74)
----------------------------------------------------------------------------------

   Net .............................          676           832           1,119

Incurred losses and loss expenses:
  Direct ...........................           75           139             123
  Ceded ............................          (11)          (82)            (73)

Losses paid:
  Direct ...........................          207           266             388
  Ceded ............................          (25)          (53)            (51)
----------------------------------------------------------------------------------
Ending reserves:
  Direct ...........................          669           801             928
  Ceded ............................         (111)         (125)            (96)
----------------------------------------------------------------------------------
   Net .............................        $ 558         $ 676         $   832
==================================================================================

Over the past three years, the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes, a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company as well as a continued reduction in the number of policyholders with active environmental claims.

As of December 31, 2000, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 243, approximately 10% less than the number pending as of December 31, 1999, approximately 40% less than the number pending as of December 31, 1998, as well as approximately 54% less than the number pending as of December 31, 1997. Also, in 2000, there were 158 policyholders tendering for the first time an environmental remediation-type claim to the Company. This compares to 256 policyholders doing so in 1999 and 288 policyholders in 1998.

As of December 31, 2000, the Company, for approximately $1.78 billion (before reinsurance), has resolved the environmental liabilities presented by 5,286 of the 6,073 policyholders who have tendered environmental claims to the Company. This resolution comprises 87% of the policyholders who have tendered such claims. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favorable settlements with certain insureds. Generally, the settlement dollars paid in disputed coverage claims are a percentage of the total coverage sought by such insureds.

The Company has direct environmental reserves (before reinsurance) of approximately $669 million, $390 million of which relates to 787 policyholders with unresolved environmental claims (the remaining 13% of the 6,073 policyholders who have tendered environmental claims); policyholders that may tender an environmental claim in the future; and for the anticipated cost of coverage litigation disputes pertaining to such environmental claims. Based upon the Company's reserving methodology and the experience of its historical resolution of environmental exposures, it believes that the environmental reserves are appropriate.

ASBESTOS CLAIMS

In the area of asbestos claims, the Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. In 2000, the Company experienced an increase over prior years in the number of asbestos claims being tendered to the Company. In addition, the Company is continuing to evaluate the impact of recent and well-publicized filings for bankruptcy protection by certain major asbestos producers. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured and the Company does not keep track of the monetary amount being sought in those few claims that indicated such a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

Various classes of asbestos defendants, such as major product manufacturers, installers of asbestos, peripheral and regional product defendants as well as premises owners, continue to tender asbestos-related claims to the industry. Because each insured presents different liability and coverage issues, including whether such claims qualify as products/completed operations or non-products/operations claims, the Company evaluates those issues on an insured-by-insured basis. From a coverage standpoint, one general distinction between a products/completed operations and a non-products/operations claim is that a products/completed operations claim is typically subject to a policy aggregate limitation and a non-products/operations claim is not typically subject to such a limitation in a pre-1985 general liability policy. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

At December 31, 2000, approximately 83% (approximately $670 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 17% of the net aggregate reserve (approximately $136 million) is for pending asbestos claims.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

====================================================================================
ASBESTOS LOSSES
(in millions)                                2000            1999            1998
------------------------------------------------------------------------------------
Beginning reserves:
  Direct .........................        $ 1,050         $ 1,252         $ 1,363
  Ceded ..........................           (223)           (266)           (249)
------------------------------------------------------------------------------------
   Net ...........................            827             986           1,114

Incurred losses and loss expenses:
  Direct .........................            187             128             135
  Ceded ..........................           (137)            (71)            (69)

Losses paid:
  Direct .........................            232             330             246
  Ceded ..........................           (161)           (114)            (52)
------------------------------------------------------------------------------------
Ending reserves:
  Direct .........................          1,005           1,050           1,252
  Ceded ..........................           (199)           (223)           (266)
------------------------------------------------------------------------------------
   Net ...........................        $   806         $   827         $   986
====================================================================================


UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the underlying environmental exposure of each policyholder. The unique facts are evaluated individually and collectively. Due consideration is given to the many variables presented by each policyholder, as discussed above.

The reserving methodology for asbestos includes an evaluation of the asbestos exposure presented by each insured. The following factors are evaluated: available insurance coverage including the role of any umbrella or excess insurance issued by the Company to the insured; limits and deductibles; an analysis of each insured's potential liability; jurisdictional involvement; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether an asbestos claim is a products/completed operations or non-products/operations claim and the available coverage, if any, for such a claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, a ceded reinsurance projection is calculated based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

Historically, the Company's experience has indicated that insureds with potentially significant environmental and asbestos exposures may often have potential cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, including environmental, asbestos and CIOTA, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

The Company also compares its historical direct and net loss and expense paid experience in environmental and asbestos, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

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

Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding such claims are presented. The claimants' theories of liability must be evaluated, evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant's damages must be made and the law of the jurisdiction must be applied. In addition, the Company must review the number of policies issued by the Company to the insured and whether such policies are triggered by the allegations, the terms and limits of liability of such policies, the obligations of other insurers to respond to the claim, the applicable law in each jurisdiction, and the role, if any, of non-CIOTA claims or potential non-CIOTA claims in any resolution process.

To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlements with the policyholder or through coverage litigation. Some agreements may extinguish any insurance obligation which the Company may have for other claims, including but not limited to asbestos and environmental claims. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims, the scope of coverage to be provided by the Company and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of such settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that would ultimately have been paid had the claims not been settled in this manner. No inference should be drawn that because of the Company's method of dealing with CIOTA claims, its reserves for such claims are more conservatively stated than those of other insurers.

At December 31, 2000, approximately 83% (approximately $667 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 17% of the net aggregate reserve (approximately $132 million) is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

====================================================================================
CIOTA LOSSES
(in millions)                               2000            1999            1998
------------------------------------------------------------------------------------
Beginning reserves:
  Direct .........................        $ 1,184         $ 1,346         $ 1,520
  Ceded ..........................           (313)           (392)           (432)
------------------------------------------------------------------------------------

   Net ...........................            871             954           1,088

Incurred losses and loss expenses:
  Direct .........................             27             (36)            (31)
  Ceded ..........................            (11)             28              29

Losses paid:
  Direct .........................            132             126             143
  Ceded ..........................            (44)            (51)            (11)
------------------------------------------------------------------------------------

Ending reserves:
  Direct .........................          1,079           1,184           1,346
  Ceded ..........................           (280)           (313)           (392)
------------------------------------------------------------------------------------
   Net ...........................        $   799         $   871         $   954
====================================================================================

OUTLOOK

A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook, including a firming of pricing in the commercial lines marketplace as evidenced by price increases, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends including medical inflation and increasing auto loss costs, rising reinsurance costs and litigation.

COMMERCIAL LINES

In 2000, the trend of higher rates continued in Commercial Lines. Prices generally rose throughout the year, although some of the increases varied significantly by region and business segment. These increases were necessary to offset the impact of rising loss cost trends and the decline in profitability from the competitive pressures of the last several years.

In National Accounts, where programs include risk management services, such as claims settlement, loss control and risk management information services, which are generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing began to stabilize during 2000. National Accounts has benefited from higher rates on both new and renewal business as evidenced by the improving profit margins earned on this business. National Accounts believes that pricing will continue to firm in 2001. However, National Accounts will continue to reject business that is not expected to produce acceptable returns.

Commercial Accounts achieved double-digit price increases on renewal business during 2000, improving the overall profit margin in this business. In addition, these increases were necessary to offset the impacts of rising loss cost inflation, medical inflation and reinsurance costs. Commercial Accounts will continue to seek significant rate increases in 2001, as pricing in certain areas and business segments still has not improved to the point of producing acceptable returns.

In Select Accounts, the trend toward increased pricing on renewal business that started in late 1999 gained momentum in 2000. Prices generally rose throughout the year, although these increases varied significantly by region, industry and product. Loss cost trends, however, also worsened in 2000, especially in workers' compensation and auto liability. The impact of these negative loss cost trends has been partially offset by a continued disciplined approach to underwriting and risk selection by the Company. Select Accounts believes that the improvements gained through high quality underwriting and continued price increases in 2001 may be offset by the combination of worsening loss cost trends in certain lines and regulatory pricing constraints in some jurisdictions.

Specialty Accounts achieved significant growth in 2000, with the acquisition of Reliance Surety cementing a leadership position in the surety bond marketplace by broadening product and service capabilities. The Company's focus in this market is to sustain its emphasis on products with the most opportunities for acceptable profitability and to increase its efforts to cross-sell its expanding array of specialty products to existing customers of National Accounts, Commercial Accounts, Select Accounts and various other Citigroup units.

The Company was able to achieve growth in its premium and fee levels during 2000 as a result of the Reliance Surety acquisition, the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses and the continuation of rate increases. The rate increases are expected to continue into

2001, although the deteriorating loss cost trends and increased costs of reinsurance will offset some of the positive impact. The Company will continue to adhere to strict underwriting guidelines and to reject business that is not expected to produce acceptable returns.

The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. In 2000, the Company experienced an increase over prior years in the number of asbestos claims being tendered to the Company. However, the uncertainties surrounding the final resolution of these claims continue. See the preceding discussions of Asbestos Claims and Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves.

PERSONAL LINES

Personal Lines strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales primarily through independent agents and selective expansion of alternative marketing channels to broaden distribution to a wider customer base. Personal Lines is continuing to grow its nonstandard auto insurance to broaden its product capabilities. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in certain markets and implementing price increases in certain hurricane-prone areas, subject to restrictions imposed by insurance regulatory authorities.

The personal auto insurance marketplace remains highly competitive as some personal auto carriers have been reluctant to increase prices despite increases in loss cost trends due to inflationary pressures. These trends are expected to continue into 2001. Personal Lines will continue to emphasize underwriting discipline in this competitive marketplace and continue to pursue its strategy of increases in auto rates to offset increases in loss cost trends. Market conditions for homeowners insurance have remained stable, with the industry experiencing modest rate increases. Personal Lines expects homeowners rate increases to continue in 2001. Homeowners loss cost trends continue to increase at modest levels, reflecting inflationary pressures and the increased frequency of weather-related losses.

TRAVELERS GROUP MERGER WITH CITICORP

As a result of the Merger, the Company has developed and made investments in various cross-selling opportunities to Citigroup's customers including selling Personal Lines products through referrals from the call centers servicing Citibank's credit card operations. The Company continues to focus its efforts and investments in those opportunities with the greatest sales and profit potential.

PROPERTY AND CASUALTY INSURANCE INDUSTRY

The property and casualty insurance industry continues to be reshaped by consolidation and globalization. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and to become a low-cost provider of property and casualty insurance in the United States, as the industry consolidates. While some of the insurance industry's cost control methods have been challenged in litigation, it continues to be the Company's objective to be a low-cost provider of property and casualty insurance, with an emphasis on claim payout and performance and enhanced productivity.

With respect to globalization, Citigroup recently announced the formation of CitiInsurance, the international arm of Citigroup insurance activities. This new Citigroup unit was formed to capitalize on the strength of the Citigroup branch franchise and the extensive distribution strength of the Citigroup consumer business around the world. This unit will build on the progress already made in Southeast Asia during 2000 with the strategic alliance with Fubon Group, a diversified financial services company based in Taiwan.

Changes in the general interest rate environment affect the return received on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on investment of funds but creates the opportunity for realized investment gains on disposition of fixed maturity investments.

As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second injury funds and similar associations. Management believes that such assessments will not have a material impact on the Company's results of operations.

Certain social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of certain types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability, affordability and claim concerns and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may affect," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." In particular, the information appearing in the section under the heading "Outlook" is forward-looking. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the Travelers Group merger with Citicorp; customer responsiveness to both new products and distribution channels; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 2000 and 1999 was $30.7 billion and $29.8 billion, respectively, of which 81% and 85% was invested in fixed maturity securities, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1999. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt and mandatorily redeemable securities of subsidiary trusts (trust securities) is interest rate risk at the time of refinancing. All of the Company's fixed rate debt is non-redeemable. On April 15, 2001, $500 million of the Company's fixed rate debt matures. The Company has the right to redeem the fixed rate trust securities on or after April 30, 2001, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. The Company will continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity/redemption dates approach. For additional information regarding the Company's long-term debt and trust securities see Notes 7 and 9 of Notes to Consolidated Financial Statements.

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, interest-bearing non-redeemable preferred stocks, mortgage loans, short-term securities, cash, investment income accrued, long-term debt, fixed rate trust securities and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2000 and 1999.

For long-term debt and fixed rate trust securities, the change in fair value is determined by calculating hypothetical December 31, 2000 and 1999 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.2 billion based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 55% of total assets and approximately 4% of total liabilities as of December 31, 2000 and approximately 56% of total assets and approximately 4% of total liabilities as of December 31, 1999. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, certain non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio's primary purpose is to fund future claims payments, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. The Company's sensitivity model also calculates a potential loss in fair value with the inclusion of these non-financial instruments. For non-financial instruments, changes in fair value are determined by calculating the present value of the estimated cash flows associated with such instruments using risk-free rates as of December 31, 2000 and 1999, calculating the resulting duration, then using that duration to determine the change in value for a 100 basis point change.

Based on the sensitivity analysis model used by the Company, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2000 and 1999 is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                             Page
                                                                             ----
Independent Auditors' Report .........................................        40

Consolidated Statement of Income for the years ended
  December 31, 2000, 1999 and 1998 ...................................        41

Consolidated Balance Sheet at December 31, 2000 and 1999 .............        42

Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998 ...............        43

Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 ...................................        44

Notes to Consolidated Financial Statements ...........................        45

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Travelers Property Casualty Corp.:

We have audited the accompanying consolidated balance sheets of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in stockholder's equity and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for insurance and reinsurance contracts that do not transfer insurance risk and its accounting for insurance-related assessments.






/s/ KPMG LLP
Hartford, Connecticut
January 16, 2001

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (In millions)

=======================================================================================================================
For the Year Ended December 31,                                                 2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                                       $ 8,462        $  8,009         $ 7,796
Net investment income                                                            2,160           2,092           2,100
Fee income                                                                         312             275             306
Realized investment gains                                                           47             112             143
Other revenues                                                                      87              84             106
-----------------------------------------------------------------------------------------------------------------------
  Total revenues                                                                11,068          10,572          10,451
-----------------------------------------------------------------------------------------------------------------------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                             6,473           6,059           5,947
Amortization of deferred acquisition costs                                       1,298           1,260           1,197
Interest expense                                                                   134             152             161
General and administrative expenses                                              1,136           1,186           1,309
-----------------------------------------------------------------------------------------------------------------------
  Total claims and expenses                                                      9,041           8,657           8,614
-----------------------------------------------------------------------------------------------------------------------
Income before federal income taxes and cumulative
  effect of changes in accounting principles                                     2,027           1,915           1,837
-----------------------------------------------------------------------------------------------------------------------
Federal income taxes:
 Current expense                                                                   382             287             394
 Deferred expense                                                                  165             219             100
-----------------------------------------------------------------------------------------------------------------------
   Total federal income taxes                                                      547             506             494
-----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles              1,480           1,409           1,343
Cumulative effect of change in accounting for insurance-related
  assessments, net of tax                                                           --            (160)             --
Cumulative effect of change in accounting for insurance and
  reinsurance contracts that do not transfer insurance risk, net of tax             --              27              --
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                     $ 1,480        $  1,276         $ 1,343
=======================================================================================================================


                 See notes to consolidated financial statements.

                TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In millions, except shares)

=====================================================================================================
At December 31,                                                               2000            1999
-----------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $1,042
   at December 31, 2000 subject to securities lending agreements)           $25,001        $ 25,305
Equity securities, at fair value                                              1,019           1,261
Mortgage loans                                                                  286             464
Real estate held for sale                                                        47              50
Short-term securities                                                         2,527           1,535
Other investments                                                             1,835           1,221
-----------------------------------------------------------------------------------------------------
     Total investments                                                       30,715          29,836
-----------------------------------------------------------------------------------------------------
Cash                                                                            196              55
Investment income accrued                                                       355             385
Premium balances receivable                                                   2,952           2,738
Reinsurance recoverables                                                      9,444           9,424
Deferred acquisition costs                                                      614             525
Deferred federal income taxes                                                 1,063           1,552
Contractholder receivables                                                    2,104           2,059
Goodwill                                                                      2,316           1,390
Other assets                                                                  3,099           2,293
-----------------------------------------------------------------------------------------------------
     Total assets                                                           $52,858        $ 50,257
=====================================================================================================
LIABILITIES
Claims and claim adjustment expense reserves                                $28,442        $ 29,003
Unearned premium reserves                                                     4,792           4,274
Contractholder payables                                                       2,104           2,059
Long-term debt                                                                  850             850
Other liabilities                                                             5,056           4,230
-----------------------------------------------------------------------------------------------------
     Total liabilities                                                       41,244          40,416
-----------------------------------------------------------------------------------------------------
TPC-obligated mandatorily redeemable securities of subsidiary
   trusts holding solely junior subordinated debt securities of TPC             900             900
-----------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
   1,000 and 0 shares issued and outstanding                                     --              --
Class A Common Stock, $.01 par value, 700 million shares authorized;
   0 and 72,393,407 shares issued and outstanding                                --               1
Class B Common Stock, $.01 par value, 700 million shares authorized;
   0 and 328,020,170 shares issued and outstanding                               --               3
Additional paid-in capital                                                    5,934           5,479
Retained earnings                                                             4,379           4,133
Accumulated other changes in equity from nonowner sources                       401            (202)
Treasury stock, at cost (shares, 0 and 13,159,386)                               --            (451)
Unearned compensation                                                            --             (22)
-----------------------------------------------------------------------------------------------------
     Total stockholder's equity                                              10,714           8,941
-----------------------------------------------------------------------------------------------------
     Total liabilities and stockholder's equity                             $52,858        $ 50,257
=====================================================================================================


                 See notes to consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                          (In millions, except shares)

===================================================================================================================================
                                                                                                    SHARES  (IN THOUSANDS)
                                                                                            ---------------------------------------
For the Year Ended December 31,                    2000          1999          1998           2000           1999           1998
-------------------------------------------------------------------------------------       ---------------------------------------
COMMON STOCK AND ADDI-
  TIONAL PAID-IN CAPITAL
Balance, beginning of year                       $  5,483       $ 5,483       $ 5,477        400,414        400,414        400,414
TIGI tender offer-related transactions                971            --            --             --             --             --
Authorized and unissued shares related
  to TIGI's tender offer                               --            --            --       (385,197)            --             --
Treasury stock retired                               (521)           --            --        (15,216)            --             --
Net Capital Accumulation Plan (CAP)
  grants                                                1            --             6             --             --             --
-------------------------------------------------------------------------------------       ---------------------------------------
Balance, end of year                                5,934         5,483         5,483              1        400,414        400,414
-------------------------------------------------------------------------------------       ---------------------------------------
RETAINED EARNINGS
Balance, beginning of year                          4,133         3,052         1,866
Net income                                          1,480         1,276         1,343
Dividends                                          (1,234)         (195)         (157)
-------------------------------------------------------------------------------------
Balance, end of year                                4,379         4,133         3,052
-------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
  IN EQUITY FROM NONOWNER
  SOURCES, NET OF TAX
Balance, beginning of year                           (202)          921           722
Net unrealized gain (loss) on investment
  securities, net of reclassification
  adjustment (see note 9)                             609        (1,131)          200
Foreign currency translation adjustments               (6)            8            (1)
-------------------------------------------------------------------------------------
Balance, end of year                                  401          (202)          921
-------------------------------------------------------------------------------------
TREASURY STOCK (at cost)
Balance, beginning of year                           (451)         (298)         (266)       (13,160)        (8,545)        (7,315)
Net CAP Plan grants                                     7            15            29            245            501            782
Treasury stock acquired                               (77)         (169)          (62)        (2,301)        (5,137)        (2,029)
Treasury stock retired                                521            --            --         15,216             --             --
Other                                                  --             1             1             --             21             17
-------------------------------------------------------------------------------------       ---------------------------------------
Balance, end of year                                   --          (451)         (298)            --        (13,160)        (8,545)
-------------------------------------------------------------------------------------       ---------------------------------------
UNEARNED COMPENSATION
Balance, beginning of year                            (22)          (33)          (22)
Net issuance of restricted stock under CAP            (16)          (11)          (29)
Restricted stock amortization                           7            22            18
CAP grants converted to Citigroup
  CAP grants                                           31            --            --
-------------------------------------------------------------------------------------
Balance, end of year                                   --           (22)          (33)
-------------------------------------------------------------------------------------       ---------------------------------------

Total stockholder's equity and
  shares outstanding                             $ 10,714       $ 8,941       $ 9,125              1        387,254        391,869
-------------------------------------------------------------------------------------       ---------------------------------------
SUMMARY OF CHANGES IN
  EQUITY FROM NONOWNER
  SOURCES
Net income                                       $  1,480       $ 1,276       $ 1,343
Other changes in equity from
  nonowner sources, net of tax                        603        (1,123)          199
-------------------------------------------------------------------------------------
Total changes in equity from
   nonowner sources                              $  2,083       $   153       $ 1,542
-------------------------------------------------------------------------------------
===================================================================================================================================


                 See notes to consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

====================================================================================================================================
For the Year Ended December 31,                                                            2000            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                              $  1,480        $  1,276        $  1,343
  Adjustments to reconcile net income to net cash provided by operating activities
   Realized investment gains                                                                  (47)           (112)           (143)
   Cumulative effect of changes in accounting principles, net of tax                           --             133              --
   Depreciation and amortization                                                               87              66              60
   Deferred federal income taxes                                                              165             219             100
   Amortization of deferred policy acquisition costs                                        1,298           1,260           1,197
   Premium balances receivable                                                               (179)            163              (4)
   Reinsurance recoverables                                                                  (168)           (122)            (60)
   Deferred policy acquisition costs                                                       (1,355)         (1,266)         (1,214)
   Insurance reserves                                                                        (102)           (627)           (341)
   Other                                                                                      (76)           (349)           (220)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                1,103             641             718
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of investments
  Fixed maturities                                                                          1,806           1,678           1,551
  Mortgage loans                                                                              289             231             160
 Proceeds from sales of investments
  Fixed maturities                                                                         12,508          10,022           8,541
  Equity securities                                                                         2,355             873             580
  Mortgage loans                                                                               --              --              15
  Real estate held for sale                                                                    19             122              33
 Purchases of investments
  Fixed maturities                                                                        (12,803)        (10,840)        (10,206)
  Equity securities                                                                        (2,332)         (1,072)           (505)
  Mortgage loans                                                                              (40)            (42)            (34)
 Short-term securities, net                                                                (1,051)            (82)            (98)
 Other investments, net                                                                      (595)           (495)           (244)
 Securities transactions in course of settlement                                              491            (279)           (169)
 Business acquisitions                                                                       (298)             --              --
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                        349             116            (376)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of commercial paper, net                                                           --              --            (108)
 Payment of long-term debt                                                                     --            (400)             --
 Purchase of treasury stock                                                                   (77)           (169)            (62)
 Dividends to TIGI                                                                         (1,226)           (164)           (131)
 Dividends to minority shareholders                                                            (8)            (31)            (26)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                   (1,311)           (764)           (327)
------------------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                              141              (7)             15
 Cash at beginning of period                                                                   55              62              47
------------------------------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                                   $    196        $     55        $     62
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Income taxes paid                                                                       $    339        $    356        $    399
 Interest paid                                                                           $    134        $    159        $    161
====================================================================================================================================


                 See notes to consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) (a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect subsidiary of Citigroup Inc. (Citigroup)) and its subsidiaries (collectively, the Company). Significant intercompany transactions and balances have been eliminated.

     During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TPC at a price of $41.95 per share. See note 9.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING CHANGES

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs as long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140, qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS 140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The change in accounting for collateral did not have a significant effect on results of operations, financial condition or liquidity. See note 4.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK

      Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-7, "Deposit Accounting:
      Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. This SOP does not address when deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. The effect of initially adopting SOP 98-7 is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 98-7, the Company recorded a benefit of $27 million after tax, reflected as a cumulative catch-up adjustment. This SOP is not expected to have a significant impact on results of operations, financial condition or liquidity. See note 5.

      ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS

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

      ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

      During the third quarter of 1998, the Company adopted the AcSEC Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The adoption of SOP 98-1 did not have a significant impact on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ACCOUNTING POLICIES

     INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements (see note 4), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to stockholder's equity.

     Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to stockholder's equity, net of income taxes.

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the returns required in the current real estate financing market. Impaired loans were not significant at December 31, 2000 and 1999.

     Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 2000 and 1999.

     Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not significant.

     Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates market.

     Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     INVESTMENT GAINS AND LOSSES

     Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Other-than-temporary declines in market value of investments are included in realized investment gains and losses.

     REINSURANCE RECOVERABLES

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

     DEFERRED ACQUISITION COSTS

     Amounts which vary with and are primarily related to the production of new business, primarily commissions and premium taxes, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. All other acquisition expenses are charged to operations as incurred.

     CONTRACTHOLDER RECEIVABLES AND PAYABLES

     Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively.

     GOODWILL AND INTANGIBLE ASSETS

     Goodwill is generally amortized on a straight-line basis over a 40-year period. TIGI's purchase of the outstanding shares of Class A Common Stock of TPC (see note 1, basis of presentation) generated goodwill of approximately $1.0 billion, which is being amortized on a straight-line basis over a 36-year period. The Company's acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) (see note 2) included an intangible asset of approximately $450 million, which is being amortized on a straight-line basis over a 15-year period. The carrying amount of these assets is regularly reviewed for indicators of other-than-temporary impairments in value. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred, based upon an evaluation of expected future cash flows for the Company in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An impairment would be measured by the amount the present value of the expected future net cash flows from operating activities of the Company (applying the discount rate(s) used to determine the fair value of the acquired assets and assumed liabilities at the date of acquisition) is less than the carrying amount of goodwill. Amortization expense included in the consolidated statement of income was $80 million, $40 million and $40 million for the years ended December 31, 2000, 1999 and 1998, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES
       Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet at December 31, 2000 and 1999 are $1.4 billion and $1.5 billion, respectively, of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

       In determining claims and claim adjustment expense reserves, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

       OTHER LIABILITIES
       Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty-fund and other insurance-related assessments. The liability for expected state guaranty-fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2000 and 1999, the Company had a liability of $223 million and $308 million, respectively, for guaranty-fund and other assessments and related recoveries of $28 million and $41 million, respectively. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

       PERMITTED STATUTORY ACCOUNTING PRACTICES
       The Company's insurance subsidiaries, domiciled principally in Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

       The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result, the NAIC issued a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. The State of Connecticut requires that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. Other states have addressed compliance with the revised Manual in a similar manner. The Company has estimated that the impact of this change will be an increase to statutory capital and surplus of its insurance subsidiaries of approximately $350 million.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       PREMIUMS AND UNEARNED PREMIUM RESERVES
       Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable.

       FEE INCOME
       Fee income includes servicing fees from carriers and revenues from large deductible policies and service contracts and are recognized pro rata over the contract or policy periods.

       OTHER REVENUES
       Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and operations other than realized investment gains and losses.

       FEDERAL INCOME TAXES
       The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

       STOCK-BASED COMPENSATION
       The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has included in the notes to consolidated financial statements the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). See note 14. The Company accounts for its stock-based non-employee compensation plans at fair value.

       DERIVATIVE FINANCIAL INSTRUMENTS
       The Company uses derivative financial instruments, including interest rate swaps, currency swaps, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivative instruments for trading purposes. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in the consolidated statement of income.

       Interest rate swaps, currency swaps, options, forward contracts and financial futures were not significant at December 31, 2000 and 1999. See note 12.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       ACCOUNTING STANDARDS NOT YET ADOPTED

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which allows entities which have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company will adopt FAS 133, as amended, as of January 1, 2001.

       The Company has determined that the cumulative effect of FAS 133, as amended, will not be significant. The Company does, however, anticipate a significant and continuing increase in the complexity of the accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as amended, will have a significant impact on results of operations, financial condition or liquidity in future periods.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       NATURE OF OPERATIONS

       The Company is comprised of two business segments: Commercial Lines and Personal Lines. See note 3.

       COMMERCIAL LINES
       Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Protection is afforded to customers of Commercial Lines for the risks of property loss such as fire and windstorm, financial loss such as business interruption from property damage, liability claims arising from operations and workers' compensation benefits through insurance products where risk is transferred from the customer to Commercial Lines. Coverages include workers' compensation, general liability, commercial multi-peril, commercial automobile, property, fidelity and surety, professional liability, and several miscellaneous coverages.

       Commercial Lines is divided into four marketing groups that are designed to focus on a particular client base or industry segment to provide products and services that specifically address customers' needs:
       National Accounts, Commercial Accounts, Select Accounts and Specialty Accounts.

       National Accounts provides a variety of casualty products to large companies. Products are marketed through national and regional brokers. Programs offered by National Accounts include risk management services, such as claims settlement, loss control and risk management information services, which are generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy. National Accounts also includes the Company's alternative market business, which primarily offers workers' compensation products and services to the involuntary market.

       Commercial Accounts serves mid-sized businesses for casualty products and both large and mid-sized businesses for property products. Commercial Accounts sells a broad range of property and casualty insurance products, with an emphasis on guaranteed cost products, through a large network of independent agents and brokers. Within Commercial Accounts the Company has dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction. The dedicated construction operations reflect the Company's focus on industry specialization.

       Select Accounts serves small businesses. Select Accounts' products are generally guaranteed cost policies, often a packaged product covering property and liability exposures. The products are sold through independent agents.

       Specialty Accounts markets products to national, mid-sized and small customers. The principal products of Specialty Accounts include professional liability insurance, directors' and officers' liability insurance, fiduciary liability insurance, employment practices liability insurance, product liability, fidelity and surety bonds, commercial umbrella and excess liability, excess property insurance and coverages relating to the entertainment and transportation industries, excess and surplus lines coverages and other industry specific programs. Its products are distributed through both wholesale brokers and retail agents and brokers.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       PERSONAL LINES
       Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, cross-marketing arrangements with Citibank N.A., a unit of Citigroup, and joint marketing arrangements with other insurers. During 1999, Personal Lines curtailed the sale of automobile and homeowners products through the independent agents of Primerica Financial Services, a unit of Citigroup.

       Personal automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

       Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

       CATASTROPHE EXPOSURE
       The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

2.     ACQUISITIONS

       On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Surety for $580 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278 million. This transaction included the acquisition of an intangible asset of approximately $450 million, which is being amortized over 15 years. The results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.     SEGMENT INFORMATION

       The Company has two reportable business segments.

       The Commercial Lines business segment serves businesses of all sizes, providing a full range of primary and excess insurance and risk management and insurance-related services. The Commercial Lines segment offers workers' compensation, general liability, commercial multi-peril, commercial automobile, property, fidelity and surety, professional liability, and several miscellaneous coverages.

       The Personal Lines business segment serves consumers and writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance.

       The accounting policies used to generate the following segment data are the same as those described in the summary of significant accounting policies in note 1. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not significant.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.     SEGMENT INFORMATION, CONTINUED

       ------------------------------------------------------------------------------------------------------
                                                                                                        TOTAL
                                                                  COMMERCIAL       PERSONAL        REPORTABLE
       (at and for the year ended December 31, in millions)            LINES          LINES          SEGMENTS
       ------------------------------------------------------------------------------------------------------
       2000
       Revenues
         Premiums                                                    $ 4,747        $ 3,715           $ 8,462
         Net investment income                                         1,713            446             2,159
         Fee income                                                      312           --                 312
         Realized investment gains                                        47           --                  47
         Other                                                            16             71                87
       ------------------------------------------------------------------------------------------------------
           Total revenues                                            $ 6,835        $ 4,232           $11,067
       ======================================================================================================
       Amortization and depreciation                                 $   750        $   637           $ 1,387
       Federal income taxes                                              444            157               601
       Operating income                                                1,189            360             1,549
       Assets                                                         44,888          7,929            52,817
       ------------------------------------------------------------------------------------------------------
       1999
       Revenues
         Premiums                                                    $ 4,375        $ 3,634           $ 8,009
         Net investment income                                         1,689            400             2,089
         Fee income                                                      275           --                 275
         Realized investment gains (losses)                              127            (15)              112
         Other                                                            26             58                84
       ------------------------------------------------------------------------------------------------------
           Total revenues                                            $ 6,492        $ 4,077           $10,569
       ======================================================================================================
       Amortization and depreciation                                 $   662        $   663           $ 1,325
       Federal income taxes                                              405            159               564
       Operating income                                                1,077            368             1,445
       Assets                                                         42,521          7,544            50,065
       ------------------------------------------------------------------------------------------------------
       1998
       Revenues
         Premiums                                                    $ 4,525        $ 3,271           $ 7,796
         Net investment income                                         1,709            389             2,098
         Fee income                                                      306           --                 306
         Realized investment gains                                       117             26               143
         Other                                                            42             57                99
       ------------------------------------------------------------------------------------------------------
           Total revenues                                            $ 6,699        $ 3,743           $10,442
       ======================================================================================================
       Amortization and depreciation                                 $   686        $   570           $ 1,256
       Federal income taxes                                              354            201               555
       Operating income                                                  942            420             1,362
       Assets                                                         43,403          7,562            50,965
       ------------------------------------------------------------------------------------------------------

       Operating income excludes realized investment gains (losses) and the cumulative effect of changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.     SEGMENT INFORMATION, CONTINUED

       BUSINESS SEGMENT RECONCILIATIONS

       ----------------------------------------------------------------------------------------------------
       (at and for the year ended December 31, in millions)          2000            1999            1998
       ----------------------------------------------------------------------------------------------------
       REVENUE RECONCILIATION
       Total revenues for reportable segments                      $ 11,067        $ 10,569        $ 10,442
       Other revenues(1)                                                  1               3               9
       ----------------------------------------------------------------------------------------------------
         Total consolidated revenues                               $ 11,068        $ 10,572        $ 10,451
       ====================================================================================================
       INCOME RECONCILIATION, NET OF TAX
       Total operating income for reportable segments              $  1,549        $  1,445        $  1,362
       Other operating loss(2)                                         (100)           (108)           (112)
       Realized investment gains                                         31              72              93
       Cumulative effect of changes in accounting principles           --              (133)           --
       ----------------------------------------------------------------------------------------------------
         Total consolidated net income                             $  1,480        $  1,276        $  1,343
       ====================================================================================================
       ASSET RECONCILIATION
       Total assets for reportable segments                        $ 52,817        $ 50,065        $ 50,965
       Other assets(3)                                                   41             192             309
       ----------------------------------------------------------------------------------------------------
         Total consolidated assets                                 $ 52,858        $ 50,257        $ 51,274
       ====================================================================================================

       (1) The source of other revenues is businesses that are in run-off and are not significant.

       (2) The primary component of the other operating loss is after-tax interest expense of $87 million, $99 million and $105 million in 2000, 1999 and 1998, respectively.

       (3) Reinsurance recoverables of businesses that are in run-off is the primary component of other assets.

       ENTERPRISE-WIDE DISCLOSURES

       The Company generally does not accumulate revenues by product; therefore, it would be impracticable to provide revenues from external customers for each product.

       Revenues from internal customers, foreign revenues and foreign assets are not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.     INVESTMENTS

       FIXED MATURITIES

       The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

       -----------------------------------------------------------------------------------------------------
                                                                             GROSS UNREALIZED
                                                         AMORTIZED         -------------------          FAIR
       (at December 31, 2000, in millions)                    COST         GAINS        LOSSES         VALUE
       -----------------------------------------------------------------------------------------------------
       Mortgage-backed securities -
         CMOs and pass-through securities                  $ 4,207       $   117       $     5       $ 4,319
       U.S. Treasury securities and obligations
         of U.S. Government and government
         agencies and authorities                            1,492            63             2         1,553
       Obligations of states, municipalities and
         political subdivisions                              9,757           443             6        10,194
       Debt securities issued by foreign governments           710            18            11           717
       All other corporate bonds                             7,918           192           130         7,980
       Redeemable preferred stock                              248            10            20           238
       -----------------------------------------------------------------------------------------------------
          Total                                            $24,332       $   843       $   174       $25,001
       =====================================================================================================

                                                                             GROSS UNREALIZED
                                                         AMORTIZED         -------------------          FAIR
       (at December 31, 1999, in millions)                    COST         GAINS        LOSSES         VALUE
       -----------------------------------------------------------------------------------------------------
       Mortgage-backed securities -
         CMOs and pass-through securities                  $ 3,826       $    26       $    68       $ 3,784
       U.S. Treasury securities and obligations
         of U.S. Government and government
         agencies and authorities                            1,676             6            33         1,649
       Obligations of states, municipalities and
         political subdivisions                              9,978            72           323         9,727
       Debt securities issued by foreign governments           853            24             7           870
       All other corporate bonds                             9,185            57           150         9,092
       Redeemable preferred stock                              193             1            11           183
       -----------------------------------------------------------------------------------------------------
          Total                                            $25,711       $   186       $   592       $25,305
       =====================================================================================================

       The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.     INVESTMENTS, CONTINUED

       -------------------------------------------------------------------------
                                                         AMORTIZED          FAIR
       (at December 31, 2000, in millions)                    COST         VALUE
       -------------------------------------------------------------------------
       Due in one year or less                             $   817       $   816
       Due after 1 year through 5 years                      4,356         4,425
       Due after 5 years through 10 years                    4,673         4,756
       Due after 10 years                                   10,279        10,685
       -------------------------------------------------------------------------
                                                            20,125        20,682
       Mortgage-backed securities                            4,207         4,319
       -------------------------------------------------------------------------
          Total                                            $24,332       $25,001
       =========================================================================

       The Company makes investments in collateralized mortgage obligations
       (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

       At December 31, 2000 and 1999, the Company held CMOs classified as available for sale with a fair value of $2.8 billion and $2.3 billion, respectively. Approximately 59% and 66% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2000 and 1999, respectively. In addition, the Company held $1.5 billion and $1.4 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities classified as available for sale at December 31, 2000 and 1999, respectively. Virtually all of these securities are rated Aaa.

       The Company engages in securities lending agreements whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in a short-term investment pool. See note 14. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2000 and 1999, the Company held collateral of $1.1 billion and $563 million, respectively.

       Proceeds from sales of fixed maturities classified as available for sale were $12.5 billion, $10.0 billion and $8.5 billion in 2000, 1999 and 1998, respectively. Gross gains of $267 million, $193 million and $210 million and gross losses of $284 million, $182 million and $93 million, respectively, were realized on those sales.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.     INVESTMENTS, CONTINUED

       EQUITY SECURITIES

       The cost and fair value of investments in equity securities were as follows:

                                                                GROSS UNREALIZED
                                                               ------------------         FAIR
       (at December 31, 2000, in millions)         COST        GAINS       LOSSES        VALUE
       ---------------------------------------------------------------------------------------
       Common stocks                             $  173       $    5       $   26       $  152
       Nonredeemable preferred stocks               889           17           39          867
       ---------------------------------------------------------------------------------------
         Total                                   $1,062       $   22       $   65       $1,019
       =======================================================================================

       (at December 31, 1999, in millions)
       ---------------------------------------------------------------------------------------
       Common stocks                             $  364       $  127       $    5       $  486
       Nonredeemable preferred stocks               802           13           40          775
       ---------------------------------------------------------------------------------------
         Total                                   $1,166       $  140       $   45       $1,261
       =======================================================================================

       Proceeds from sales of equity securities were $2.4 billion, $873 million and $580 million in 2000, 1999 and 1998, respectively, resulting in gross realized gains of $154 million, $70 million and $74 million and gross realized losses of $94 million, $45 million and $60 million, respectively.

       MORTGAGE LOANS

       Underperforming mortgage loans include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market and were not significant at December 31, 2000 and 1999.

       Aggregate annual maturities on mortgage loans are $3 million, $4 million, $30 million, $23 million, $1 million and $225 million for 2001, 2002, 2003, 2004, 2005 and 2006 and thereafter, respectively. There are no mortgage loans which are past due.

       CONCENTRATIONS

       At December 31, 2000 and 1999, the Company had concentrations of credit risk in tax-exempt investments of the State of Texas of $1.3 billion and $1.4 billion, respectively, and in the State of New York of $1.3 billion for both years.

       The Company participates in a short-term investment pool maintained by an affiliate. See note 14.

       Included in fixed maturities are below investment grade assets totaling $1.6 billion and $1.5 billion at December 31, 2000 and 1999, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or lower by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.     INVESTMENTS, CONTINUED

       The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit.

       NET INVESTMENT INCOME

       (for the year ended December 31, in millions)         2000         1999         1998
       ------------------------------------------------------------------------------------
       Gross investment income:
         Fixed maturities                                  $1,708       $1,699       $1,736
         Mortgage loans                                        58           68           90
         Other                                                434          384          323
       ------------------------------------------------------------------------------------
                                                            2,200        2,151        2,149
       Investment expenses                                     40           59           49
       ------------------------------------------------------------------------------------
       Net investment income                               $2,160       $2,092       $2,100
       ====================================================================================

       REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

       Net realized investment gains (losses) for the periods were as follows:

       (for the year ended December 31, in millions)        2000         1999         1998
       -----------------------------------------------------------------------------------
       REALIZED
       Fixed maturities                                    $ (17)       $  11        $ 117
       Equity securities                                      60           25           14
       Mortgage loans                                         10           29            9
       Real estate held for sale                              13           50            1
       Other                                                 (19)          (3)           2
       -----------------------------------------------------------------------------------
       Realized investment gains                           $  47        $ 112        $ 143
       ===================================================================================

       Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

       (for the year ended December 31, in millions)                         2000           1999           1998
       --------------------------------------------------------------------------------------------------------
       UNREALIZED
       Fixed maturities                                                   $ 1,075        $(1,803)       $   336
       Equity securities                                                     (138)            63            (28)
       --------------------------------------------------------------------------------------------------------
                                                                              937         (1,740)           308
       Related taxes                                                          328           (609)           108
       --------------------------------------------------------------------------------------------------------
       Change in unrealized gains (losses) on investment securities           609         (1,131)           200
       Balance, beginning of year                                            (202)           929            729
       --------------------------------------------------------------------------------------------------------
       Balance, end of year                                               $   407        $  (202)       $   929
       ========================================================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.     REINSURANCE

       The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. In addition, the Company assumes 100% of the workers' compensation premiums written by the Accident Department of its affiliate, The Travelers Insurance Company
       (TIC). The Company is also a member of and participates as a servicing carrier for several pools and associations.

       Reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer, except for cases involving a novation.

       In connection with the 1992 sale of American Re-Insurance Company (Am
       Re), a reinsurance agreement was entered into that provides that to the extent Am Re incurred losses in 1991 and prior that were still outstanding at January 1, 1992 in excess of $2.7 billion, the Company has an 80% participation in payments on those losses up to a maximum payment of $500 million. This agreement has been accounted for as a deposit and a liability has been established for the expected payout under the agreement.

       A summary of reinsurance financial data reflected within the consolidated statement of income is presented below:

       (for the year ended December 31, in millions)          2000            1999            1998
       -------------------------------------------------------------------------------------------
       WRITTEN PREMIUMS
       Direct                                              $ 9,763         $ 9,056         $ 9,059
       Assumed from:
        Affiliated companies                                   197             208             243
        Non-affiliated companies                               688             519             523
       Ceded to:
        Affiliated companies                                  (105)            (42)            (43)
        Non-affiliated companies                            (1,700)         (1,528)         (1,678)
       -------------------------------------------------------------------------------------------
       Total net written premiums                          $ 8,843         $ 8,213         $ 8,104
       ===========================================================================================
       EARNED PREMIUMS
       Direct                                              $ 9,357         $ 8,869         $ 8,751
       Assumed from:
        Affiliated companies                                   218             194             238
        Non-affiliated companies                               647             538             503
       Ceded to:
        Affiliated companies                                  (100)            (43)            (33)
        Non-affiliated companies                            (1,660)         (1,549)         (1,663)
       -------------------------------------------------------------------------------------------
       Total net earned premiums                           $ 8,462         $ 8,009         $ 7,796
       ===========================================================================================
       Percentage of amount assumed to net earned             10.2%            9.1%            9.5%
       -------------------------------------------------------------------------------------------
       Ceded claims incurred                               $ 1,248         $ 1,500         $ 1,312
       ===========================================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.     REINSURANCE, CONTINUED

       Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

       (at December 31, in millions)                           2000         1999
       -------------------------------------------------------------------------
       REINSURANCE RECOVERABLES
       Property-casualty business:
         Pools and associations                              $2,407       $2,781
         Non-affiliated companies                             6,096        5,695
         Affiliated companies                                   811          799

       Accident and health business:
         Affiliated companies                                   130          149
       -------------------------------------------------------------------------
       Total reinsurance recoverables                        $9,444       $9,424
       =========================================================================

       In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). Amounts recoverable from unaffiliated insurers at December 31, 2000 and 1999 include $295 million and $304 million, respectively, recoverable from Equitas. The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, the Company believes that it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity.

       The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company's management, the net receivable from reinsurance contracts is appropriately stated.

6.     INSURANCE CLAIMS RESERVES

       Claims and claim adjustment expense reserves were as follows:

       (at December 31, in millions)                          2000          1999
       -------------------------------------------------------------------------
       Claims and claim adjustment expense reserves:
         Property-casualty                                 $28,312       $28,854
         Accident and health                                   130           149
       -------------------------------------------------------------------------
         Total                                             $28,442       $29,003
       =========================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.     INSURANCE CLAIMS RESERVES, CONTINUED

       The table below is a reconciliation of beginning and ending property-casualty reserve balances for claims and claim adjustment expenses.

       (for the year ended December 31, in millions)                2000            1999            1998
       -------------------------------------------------------------------------------------------------
       Claims and claim adjustment expense
         reserves at beginning of year                          $ 28,854        $ 29,411        $ 30,138
       Less reinsurance recoverables on unpaid losses              8,871           8,648           8,732
       -------------------------------------------------------------------------------------------------
       Net balance at beginning of year                           19,983          20,763          21,406
       -------------------------------------------------------------------------------------------------
       Provision for claims and claim adjustment expenses
         for claims arising in the current year                    6,509           6,194           6,057
       Estimated claims and claim adjustment expenses for
         claims arising in prior years                              (247)           (242)           (323)
       -------------------------------------------------------------------------------------------------
           Total increases                                         6,262           5,952           5,734
       -------------------------------------------------------------------------------------------------
       Claims and claim adjustment expense
         payments for claims arising in:
         Current year                                              2,728           2,573           2,352
         Prior years                                               4,082           4,159           4,025
       -------------------------------------------------------------------------------------------------
           Total payments                                          6,810           6,732           6,377
       -------------------------------------------------------------------------------------------------
       Net balance at end of year                                 19,435          19,983          20,763
       Plus reinsurance recoverables on unpaid losses              8,877           8,871           8,648
       -------------------------------------------------------------------------------------------------
       Claims and claim adjustment expense
         reserves at end of year                                $ 28,312        $ 28,854        $ 29,411
       =================================================================================================

       The decreases in the claims and claim adjustment expense reserves in 2000 and 1999, from 1999 and 1998, respectively, were primarily attributable to net payments of $341 million and $504 million, respectively, for environmental and cumulative injury claims.

       In 2000, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $76 million primarily relating to net favorable development in certain Commercial Lines coverages, predominantly in the commercial multi-peril line of business, and in certain Personal Lines coverages, predominately personal umbrella coverages. In addition, in 2000 Commercial Lines experienced favorable loss development on loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

       In 1999, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $205 million primarily relating to net favorable development in certain Personal Lines coverages, predominantly automobile coverages, and in certain Commercial Lines coverages, predominantly in the general liability and commercial multi-peril lines of business. In addition, in 1999 Commercial Lines experienced favorable loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.     INSURANCE CLAIMS RESERVES, CONTINUED

       In 1998, estimated claims and claim adjustment expenses for claims arising in prior years included approximately $176 million primarily relating to net favorable development in certain Personal Lines coverages, predominantly automobile coverages. In addition, in 1998 Commercial Lines experienced favorable loss development on loss sensitive policies in the workers' compensation line; however, since the business to which it relates is subject to premium adjustments, there was no impact on results of operations.

       The claims and claim adjustment expense reserves included $1.4 billion and $1.5 billion for asbestos and environmental-related claims net of reinsurance at December 31, 2000 and 1999, respectively.

       It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

       For environmental claims, the Company estimates its financial exposure and establishes reserves based upon an analysis of its historical claim experience and the facts of the individual underlying environmental exposure of each policyholder. The unique facts are evaluated individually and collectively. Due consideration is given to the many variables presented by each policyholder.

       The reserving methodology for asbestos includes an evaluation of the asbestos exposure presented by each insured. The following factors are evaluated: available insurance coverage including the role of any umbrella or excess insurance issued by the Company to the insured; limits and deductibles; an analysis of each insured's potential liability; jurisdictional involvement; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether an asbestos claim is a products/completed operations or non-products/operations claim and the available coverage, if any, for such a claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, a ceded reinsurance projection is calculated based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

       Historically, the Company's experience has indicated that insureds with potentially significant environmental and asbestos exposures may often have potential cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, including environmental, asbestos and CIOTA, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

       The Company also compares its historical direct and net loss and expense paid experience in environmental and asbestos, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.     INSURANCE CLAIMS RESERVES, CONTINUED

       As a result of these processes and procedures, the reserves carried for environmental and asbestos claims at December 31, 2000 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

       It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in legislation applicable to such claims. Because of these future unknowns, and the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated, and could result in a liability exceeding reserves by an amount that would be material to the Company's operating results in a future period. However, in the opinion of the Company's management, it is not likely that these claims will have a material adverse effect on the Company's financial condition or liquidity.

7.     DEBT

       TPC has a revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under this facility, which expires in December 2001, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $5.6 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TPC can incur. At December 31, 2000, there were no borrowings outstanding under this facility. If TPC had borrowings under this facility, the interest rate would be based upon LIBOR plus a negotiated margin. TPC compensates the banks for the Credit Facility through commitment fees. TPC also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At December 31, 2000, TPC had no commercial paper outstanding. TPC also currently has available to it a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TPC under this line of credit.

       On each of September 1, 1999 and October 1, 1999, TPC repaid $200 million for its 6-3/4% note and 6-1/4% note, respectively, which matured on those dates. Long-term debt outstanding at December 31, 2000 and 1999 was as follows:

       (in millions)
       -------------------------------------------------------------------------
       6-3/4% Notes due 2001                                                $500
       6-3/4% Notes due 2006                                                 150
       7-3/4% Notes due 2026                                                 200
       -------------------------------------------------------------------------
         Total                                                              $850
       =========================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.     FEDERAL INCOME TAXES

       (for the year ended December 31, in millions)              2000            1999            1998
       -----------------------------------------------------------------------------------------------
       EFFECTIVE TAX RATE
       Income before federal income taxes and cumulative
          effect of changes in accounting principles           $ 2,027         $ 1,915         $ 1,837
       Statutory tax rate                                           35%             35%             35%
       -----------------------------------------------------------------------------------------------
       Expected federal income taxes                               709             670             643
       Tax effect of:
         Nontaxable investment income                             (166)           (168)           (154)
         Other, net                                                  4               4               5
       -----------------------------------------------------------------------------------------------
       Federal income taxes                                    $   547         $   506         $   494
       ===============================================================================================
       Effective tax rate                                           27%             26%             27%
       -----------------------------------------------------------------------------------------------

       COMPOSITION OF FEDERAL INCOME TAXES
       Current expense:
         United States                                         $   365         $   278         $   386
         Foreign                                                    17               9               8
       -----------------------------------------------------------------------------------------------
           Total                                                   382             287             394
       -----------------------------------------------------------------------------------------------
       Deferred expense:
         United States                                             165             219             100
       -----------------------------------------------------------------------------------------------
       Federal income tax expense                              $   547         $   506         $   494
       ===============================================================================================

       The net deferred tax assets were comprised of the tax effects of temporary differences related to the following assets and liabilities:

       (at December 31, in millions)                           2000         1999
       -------------------------------------------------------------------------
       Deferred tax assets:
         Claims and claim adjustment expense reserves        $  980       $1,027
         Unearned premium reserves                              260          222
         Employee benefits                                      127          135
         Insurance-related assessments                           65           98
         Acquisition-related reserves                            35           45
         Investments                                             --           89
         Other                                                  166          164
       -------------------------------------------------------------------------
           Total                                              1,633        1,780
       -------------------------------------------------------------------------
       Deferred tax liabilities:
         Investments                                            288           --
         Deferred acquisition costs                             215          184
         Other                                                   67           44
       -------------------------------------------------------------------------
           Total                                                570          228
       -------------------------------------------------------------------------
       Net deferred tax asset                                $1,063       $1,552
       =========================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.     FEDERAL INCOME TAXES, CONTINUED

       The Company is a member of a subgroup of companies comprised of TIGI and its non-life insurance subsidiaries. This subgroup is included in the consolidated federal income tax return filed by Citigroup. TIGI allocates federal income taxes to its subsidiaries on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability is paid currently to TIGI. Any credits for losses will be paid by TIGI currently to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return. TIGI will reimburse the Company for any remaining receivable at the end of the federal statutory carryforward period.

       In the event that the consolidated return develops an alternative minimum tax (AMT), each company with an AMT on a separate company basis will be allocated a portion of the consolidated AMT. Settlement of the AMT will be made in the same manner and timing as the regular tax. If the AMT is available as a credit against the regular tax, each subsidiary remitting the AMT may establish a receivable from TIGI. The receivable will be paid as the credit is utilized on the consolidated return or at the end of the federal statutory carryforward period for operating losses.

       In the opinion of the Company's management, the realization of the recognized net deferred tax asset of $1.1 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Citigroup has reported pre-tax financial statement income of approximately $17.0 billion on average over the last three years and has generated federal taxable income exceeding $10.0 billion on average each year during this same period.

9.     STOCKHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

       MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

       The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements. The financial structure of each of the Company's subsidiary trusts at December 31, 2000 and 1999 was as follows:

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.     STOCKHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

                                                              TRAVELERS P&C       TRAVELERS P&C
                                                                  CAPITAL I          CAPITAL II
       ----------------------------------------------------------------------------------------
       TRUST SECURITIES (TPC SECURITIES)
       Issuance date                                             April 1996            May 1996
       Securities issued                                         32,000,000           4,000,000
       Liquidation preference per security                            $  25               $  25
       Liquidation value (in millions)                                $ 800               $ 100
       Coupon rate                                                    8.08%               8.00%
       Distributions payable                                      Quarterly           Quarterly
       Distributions guaranteed by(1)                                   TPC                 TPC
       Common shares issued to parent                               989,720             123,720
       ----------------------------------------------------------------------------------------
       JUNIOR SUBORDINATED DEBENTURES (TPC DEBENTURES)
       Amount owned (in millions)                                     $ 825               $ 103
       Coupon rate                                                    8.08%               8.00%
       Interest payable                                           Quarterly           Quarterly
       Maturity date                                         April 30, 2036        May 15, 2036
       Redeemable by issuer on or after                      April 30, 2001        May 15, 2001
       ----------------------------------------------------------------------------------------

       (1) Under the arrangements, taken as a whole, payments due are fully and unconditionally guaranteed on a subordinated basis.

       Travelers P&C Capital I and Travelers P&C Capital II will use the proceeds from any redemption of TPC Securities to redeem a like amount of TPC Debentures.

       The obligations of TPC with respect to the TPC Debentures, when considered together with certain undertakings of TPC with respect to Travelers P&C Capital I and Travelers P&C Capital II, constitute full and unconditional guarantees by TPC of Travelers P&C Capital I's and Travelers P&C Capital II's obligations under the respective TPC Securities. The TPC Securities are classified in the consolidated balance sheet as "TPC-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TPC" at their liquidation value of $900 million. TPC has the right, at any time, to defer payments of interest on the TPC Debentures and consequently the distributions on the TPC Securities and common securities would be deferred (though such distributions would continue to accrue with interest thereon since interest would accrue on the TPC Debentures during any such extended interest payment period). TPC cannot pay dividends on its common stock during such deferments. Distributions on the TPC Securities have been classified as interest expense in the consolidated statement of income.

       COMMON STOCK

       COMMON STOCK
       On April 20, 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TPC at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TPC became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TPC, all previously outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock and all resulting outstanding shares of Class A Common Stock of TPC became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TPC.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.     STOCKHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

       On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000, TPC's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI.

       CLASS A
       On April 2, 1996, TPC sold approximately 33 million shares of its Class A Common Stock to four private investors, Aetna Services, Inc., J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the Private Investors), for an aggregate of $525 million. On April 23, 1996, TPC sold in a public offering approximately 39 million shares of its Class A Common Stock, for net proceeds of $928 million. On all matters submitted to vote of the TPC stockholders, holders of Class A Common Stock were entitled to one vote per share.

       On June 23, 1997, the Company repurchased, in the aggregate, 6,600,102 shares of Class A Common Stock held by the Private Investors for a total purchase price of approximately $241 million, representing a discount to the then current market price. Following this transaction, Citigroup's beneficial ownership of the Company increased to 83.4%. The repurchases represented 20% of the holdings of each of the Private Investors.

       In connection with the cash tender offer completed by TIGI in 2000, all previously outstanding shares of Class A Common Stock became authorized and unissued shares.

       On January 18, 2000, January 19, 1999 and January 28, 1998, the Company, through the Travelers Property Casualty Corp. Capital Accumulation Plan (TPC CAP), reissued 467,207, 476,431 and 763,654 shares of treasury stock, respectively, in the form of restricted Class A Common Stock to participating officers and other key employees. The fair market value per share of the 2000, 1999 and 1998 restricted stock awards was $36.49, $31.88 and $43.71, respectively. The restricted stock generally vested after a three-year period. Except under limited circumstances, the stock could not be sold or transferred during the restricted period by the participant, who was required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represented the market value of the Company's common stock at the date of grant and was recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock awards was $6 million, $22 million and $12 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with the cash tender offer completed by TIGI in 2000, all of the restricted Class A Common Stock under TPC CAP were terminated and significantly all were replaced with Citigroup common stock in the form of restricted common stock. See Note 14 for a discussion of Citigroup restricted common stock awards.

       On August 12, 1998, TPC Board of Directors authorized a $150 million repurchase program, which was completed in October of 1999. On October 6, 1999, TPC Board of Directors authorized the expenditure of up to $200 million for the repurchase of its Class A Common Stock. The repurchases were made from time to time in the open market or through negotiated transactions and were used primarily for the issuance of stock for employee benefit plans. At April 19, 2000, TPC had repurchased $159 million of its common stock pursuant to this final repurchase plan. In connection with the cash tender offer completed by TIGI in 2000, all treasury stock was effectively retired.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.     STOCKHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

       CLASS B
       TIGI owned all of the outstanding shares of Class B Common Stock representing 85.2% of the economic interest in TPC at April 19, 2000. Class B holders were entitled to 10 votes per share on any matter submitted to vote of the TPC stockholders. In connection with the cash tender offer by TIGI in 2000, all of the outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock.

       DIVIDENDS

       TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department.

       STATUTORY NET INCOME AND SURPLUS

       Statutory net income of TPC's insurance subsidiaries was $1.4 billion for each of the years ended December 31, 2000, 1999 and 1998. Statutory capital and surplus of TPC's insurance subsidiaries was $6.9 billion and $7.7 billion at December 31, 2000 and 1999, respectively. Effective January 1, 2001, the Company will prepare its statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by its domiciliary insurance commissioner (see note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The Company has estimated that the impact of this change will be an increase to statutory capital and surplus of its insurance subsidiaries of approximately $350 million.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.     STOCKHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

       ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX

       Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                              NET                   ACCUMULATED
                                                       UNREALIZED                         OTHER
                                                            GAINS        FOREIGN     CHANGES IN
                                                      (LOSSES) ON       CURRENCY    EQUITY FROM
       (for the year ended                             INVESTMENT    TRANSLATION       NONOWNER
       December 31, in millions)                       SECURITIES     ADJUSTMENT        SOURCES
       ----------------------------------------------------------------------------------------
       BALANCE, JANUARY 1, 1998                           $   729        $    (7)       $   722
       Net unrealized gains on investment
        securities, net of tax of $154                        285             --            285
       Less: Reclassification adjustment for gains
        included in net income, net of tax of ($46)           (85)            --            (85)
       Foreign currency translation adjustment,
        net of tax of $0                                       --             (1)            (1)
       ----------------------------------------------------------------------------------------

       Current period change                                  200             (1)           199
       ----------------------------------------------------------------------------------------

       BALANCE, DECEMBER 31, 1998                             929             (8)           921
       Net unrealized losses on investment
        securities, net of tax of ($596)                   (1,108)            --         (1,108)
       Less: Reclassification adjustment for gains
        included in net income, net of tax of ($13)           (23)            --            (23)
       Foreign currency translation adjustment,
        net of tax of $3                                       --              8              8
       ----------------------------------------------------------------------------------------

       Current period change                               (1,131)             8         (1,123)
       ----------------------------------------------------------------------------------------

       BALANCE, DECEMBER 31, 1999                            (202)            --           (202)
       Net unrealized gains on investment
        securities, net of tax of $343                        637             --            637
       Less: Reclassification adjustment for gains
        included in net income, net of tax of ($15)           (28)            --            (28)
       Foreign currency translation adjustment,
        net of tax of ($1)                                     --             (6)            (6)
       ----------------------------------------------------------------------------------------

       Current period change                                  609             (6)           603
       ----------------------------------------------------------------------------------------

       BALANCE, DECEMBER 31, 2000                         $   407        $    (6)       $   401
       ========================================================================================

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.    BENEFIT PLANS

       PENSION AND OTHER POSTRETIREMENT BENEFITS

       The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by an affiliate. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TIGI. The Company's share of net expense for the qualified pension and other postretirement benefit plans was $5 million, $30 million and $31 million for 2000, 1999 and 1998, respectively.

       401(k) SAVINGS PLAN

       Substantially all employees of the Company are eligible to participate in a 401(k) savings plan sponsored by Citigroup. There are no Company matching contributions for substantially all employees.

11.    LEASES

       Most leasing functions for TIGI and its subsidiaries are administered by the Company. See note 14. Rent expense related to these leases is shared by the companies on a cost allocation method based generally on estimated usage by department. Rent expense was $113 million, $112 million and $106 million in 2000, 1999 and 1998, respectively.

       Future minimum annual rentals under noncancellable operating leases are $97 million, $72 million, $49 million, $24 million, $17 million and $97 million for 2001, 2002, 2003, 2004, 2005 and 2006 and thereafter, respectively. Future sublease rental income of approximately $37 million will partially offset these commitments.

12.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       DERIVATIVE FINANCIAL INSTRUMENTS

       The Company uses derivative financial instruments, including interest rate swaps, currency swaps, options, forward contracts and financial futures, as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Company's insurance subsidiaries do not hold or issue derivative instruments for trading purposes.

       These derivative financial instruments have off-balance-sheet risk. Financial instruments with off-balance-sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized on the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, currency swaps, currency options, forward contracts and financial futures, credit risk is limited to the amount that it would cost the Company to replace the contract. The Company is a writer of option contracts and as such has no credit risk since the counterparty has no performance obligation after it has paid a premium.

       The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

       The off-balance-sheet risk of interest rate swaps, currency swaps, options, forward contracts and financial futures was not significant at December 31, 2000 and 1999.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

       At December 31, 2000 and 1999, investments in fixed maturities had a fair value, which equaled carrying value, of $25.0 billion and $25.3 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $874 million and $949 million at December 31, 2000 and 1999, respectively. The carrying values of cash, short-term securities, mortgage loans and investment income accrued approximated their fair values. See notes 1 and 4.

       At December 31, 2000 and 1999, the carrying value of $850 million of long-term debt approximated its fair value. Fair value is based upon bid price at December 31, 2000 and 1999. At December 31, 2000, the TPC Debentures had a carrying value of $900 million, which approximated their fair value. At December 31, 1999, the TPC Debentures had a carrying value and a fair value of $900 million and $814 million, respectively. Fair value is based upon the closing price at December 31, 2000 and 1999.

       The carrying values of $1.8 billion and $1.7 billion of financial instruments classified as other assets approximated their fair values at December 31, 2000 and 1999, respectively. The carrying values of $4.1 billion and $3.4 billion of financial instruments classified as other liabilities at December 31, 2000 and 1999, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

13.    COMMITMENTS AND CONTINGENCIES

       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       See note 12 for a discussion of financial instruments with off-balance-sheet risk.

       In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and limited liability corporations. The off-balance-sheet risks of these financial instruments were not significant at December 31, 2000 and 1999.

       LITIGATION

       In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than environmental and asbestos claims. Although there can be no assurances, as of December 31, 2000, in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.    RELATED PARTY TRANSACTIONS

       The Company provides certain administrative services to TIC. Settlements for these functions between the Company and its affiliates are made regularly. Investment advisory and management services and data processing services are provided by affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

       An affiliate maintains a short-term investment pool in which the Company participates. The positions of each company participating in the pool are calculated and adjusted daily. At December 31, 2000 and 1999, the pool totaled approximately $4.4 billion and $2.6 billion, respectively. The Company's share of the pool amounted to $2.2 billion and $1.3 billion at December 31, 2000 and 1999, respectively, and is included in short-term securities in the consolidated balance sheet.

       The Company participates in the Citigroup Capital Accumulation Plan. For the 2000 and 1999 restricted stock awards, participating officers and other key employees received 50% of their restricted stock award in the form of Citigroup common stock. In connection with the cash tender offer completed by TIGI in 2000, all restricted Class A Common Stock under TPC CAP were terminated and substantially all were replaced with Citigroup common stock in the form of restricted common stock, and 100% of the 2001 restricted stock awards granted on January 16, 2001 were also in the form of Citigroup common stock. Similar to TPC CAP these restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, and the remaining unamortized portion of the previous TPC CAP shares, is included with other assets in the consolidated balance sheet and is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock awards was $19 million, $3 million and $0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       The Company also participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997. Under this program all employees meeting certain requirements have been granted Citigroup stock options. During 2000, Citigroup introduced the Citigroup 2000 Stock Purchase Plan, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date.

       The Company applies APB 25 and related interpretations in accounting for stock options. Since stock options under the Citigroup plans are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.    RELATED PARTY TRANSACTIONS, CONTINUED

       Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated as follows:

       (for the year ended December 31, in millions)          2000           1999           1998
       -----------------------------------------------------------------------------------------
       Net income, as reported                             $ 1,480        $ 1,276        $ 1,343
       FAS 123 pro forma adjustments, after tax                (51)           (37)           (25)
       -----------------------------------------------------------------------------------------
       Net income, pro forma                               $ 1,429        $ 1,239        $ 1,318
       =========================================================================================

       The assumptions used in applying FAS 123 to account for Citigroup stock options were as follows:


                                                            2000       1999       1998
       --------------------------------------------------------------------------------
       Expected volatility of Citigroup Stock               41.5%      44.1%      37.1%
       Risk-free interest rate                              6.23%      5.29%      4.70%
       Expected annual dividend per Citigroup share       $ 0.78     $ 0.47     $ 0.32
       Expected annual forfeiture rate                         5%         5%         5%
       --------------------------------------------------------------------------------

       At December 31, 2000 and 1999, the Company had $102 million of securities pledged as collateral to Citibank N.A. to support a letter of credit facility for certain of the Company's surety customers.

       Most leasing functions for TIGI and its subsidiaries are administered by the Company. See note 11. The Company leases furniture and equipment from subsidiaries of TIGI. The rental expense charged to the Company for this furniture and equipment was $18 million, $28 million and $42 million in 2000, 1999 and 1998, respectively.

       In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's-length basis.

       The Company participates in reinsurance agreements with TIC. See note 5.

       The Company purchases annuities from affiliates to settle certain claims. Reinsurance recoverables at December 31, 2000 and 1999 included $811 million and $799 million, respectively, related to these annuities.

15.    NONCASH FINANCING AND INVESTING ACTIVITIES

       There were no significant noncash financing or investing activities for the years ended December 31, 2000, 1999 or 1998.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 FIRST         SECOND         THIRD        FOURTH
       2000 (in millions)                                      QUARTER        QUARTER       QUARTER       QUARTER         TOTAL
       ------------------------------------------------------------------------------------------------------------------------
       Total revenues                                          $ 2,569        $ 2,706       $ 2,864       $ 2,929       $11,068
       Total expenses                                            2,125          2,208         2,301         2,407         9,041
       ------------------------------------------------------------------------------------------------------------------------
       Income before federal income taxes                          444            498           563           522         2,027
       Federal income tax expense                                  113            133           158           143           547
       ------------------------------------------------------------------------------------------------------------------------
       Net income                                              $   331        $   365       $   405       $   379       $ 1,480
       ========================================================================================================================

                                                                 FIRST         SECOND         THIRD        FOURTH
       1999 (in millions)                                      QUARTER        QUARTER       QUARTER       QUARTER         TOTAL
       ------------------------------------------------------------------------------------------------------------------------
       Total revenues                                          $ 2,573        $ 2,634       $ 2,619       $ 2,746       $10,572
       Total expenses                                            2,122          2,154         2,189         2,192         8,657
       ------------------------------------------------------------------------------------------------------------------------
       Income before federal income taxes
        and cumulative effect of changes
        in accounting principles                                   451            480           430           554         1,915
       Federal income tax expense                                  117            126           110           153           506
       ------------------------------------------------------------------------------------------------------------------------
       Income before cumulative effect of changes
        in accounting principles                                   334            354           320           401         1,409
       Cumulative effect of change in accounting
        for insurance-related assessments, net of tax             (160)            --            --            --          (160)
       Cumulative effect of change in accounting
        for insurance and reinsurance contracts
        that do not transfer insurance risk, net of tax             27             --            --            --            27
       ------------------------------------------------------------------------------------------------------------------------

       Net income                                              $   201        $   354       $   320       $   401       $ 1,276
       ========================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

       Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    Documents filed as a part of the report:

              (1) Financial Statements. See Index to Consolidated Financial Statements on page 39 hereof.

              (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 83 hereof.

              (3)    Exhibits:

                     See Exhibit Index on page 79 hereof.

       (b)    Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
3.01           Restated Certificate of Incorporation of Travelers Property
               Casualty Corp. (the "Company"), filed June 29, 2000, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on
               Form 10-Q for the fiscal quarter ended June 30, 2000 (File
               No.1-14328).

3.02+          Amended By-Laws of the Company, effective January 10, 2001.

4.01           Intercompany Agreement, dated as of April 2, 1996, between
               Travelers Group Inc. and the Company, incorporated by reference to Exhibit 4.1 to the Company's Form S-1.

10.01 TPC Tax Allocation Agreement, effective as of January 1, 1996 between Travelers Group Inc. and the Company, incorporated by reference to Exhibit 10.9 to the Company's Form S-1.

10.02 Lease for office space at CityPlace, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers
               Indemnity Company, incorporated by reference to Exhibit 10.10 to the Company's Form S-1.

10.03 Lease for office space in Hartford, Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and
               The Travelers Indemnity Company, incorporated by reference to
               Exhibit 10.14 to the Company's 1996 10-K.

12.01+         Computation of Ratio of Earnings to Fixed Charges.

21.01          Subsidiaries of the Registrant: Omitted pursuant to General
               Instruction I (2)(b) of Form 10-K.

23.01+         Consent of KPMG LLP, Independent Certified Public Accountants.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Commission upon request.

The financial statements required by Form 11-K for 2000 for the Citigroup 401(k) Savings Plan will be filed as an exhibit by amendment to this Form 10-K pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, as amended.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Corporate Communications, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.


----------
+  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2001.

                                    TRAVELERS PROPERTY CASUALTY CORP.
                                    (Registrant)

                                    By:
                                       .......................................
                                       Jay S. Fishman, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2001.

                     SIGNATURE                                                      TITLE
                     ---------                                                      -----

                                                                           Chief Executive Officer
 .................................................                (Principal Executive Officer) and Director
                  Jay S. Fishman

                                                                     Chief Financial Officer and Director
 .................................................                      (Principal Financial Officer)
                 Christine B. Mead

                                                                           Chief Accounting Officer
 .................................................                      (Principal Accounting Officer)
                Douglas K. Russell

                                                                            President and Director
 .................................................
                 Charles J. Clarke

                                                                            Chairman and Director
 .................................................
                  Robert I. Lipp


                                                                    President and Chief Executive Officer,
 .................................................                      Commercial Lines and Director
                 Douglas G. Elliot

                                                                    Senior Vice President, General Counsel
 .................................................                          Secretary and Director
                 James M. Michener

                     SIGNATURE                                                      TITLE
                     ---------                                                      -----
                                                                           Chief Executive Officer,
 .................................................                       Personal Lines and Director
                  Jerry T. Shroat

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES





                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  *

Consolidated Statement of Income for the years ended
   December 31, 2000, 1999 and 1998                                           *

Consolidated Balance Sheet at December 31, 2000 and 1999                      *

Consolidated Statement of Changes in Stockholders' Equity
   for the years ended December 31, 2000, 1999 and 1998                       *

Consolidated Statement of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                           *

Notes to Consolidated Financial Statements                                    *

Schedules:

Schedule II - Condensed Financial Information of
   Registrant (Parent Company only)                                           85

Schedule III - Supplementary Insurance Information                            89

Schedule VI - Supplementary Information Concerning
   Property-Casualty Insurance Operations                                     92



* See index on page 39.

                          Independent Auditors' Report


The Board of Directors and Stockholder
Travelers Property Casualty Corp.:

Under date of January 16, 2001, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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






/s/ KPMG LLP
Hartford, Connecticut
January 16, 2001

                                                                     SCHEDULE II

                        TRAVELERS PROPERTY CASUALTY CORP.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                       2000         1999         1998
                                                      -------      -------      -------

REVENUES
Net investment income and other                       $     7      $     8      $    14

EXPENSES
Interest                                                  136          154          163
Other                                                       6           11            4
                                                      -------      -------      -------
     Total expenses                                       142          165          167
                                                      -------      -------      -------

Loss before federal income tax benefit and equity
  in net income of subsidiaries                          (135)        (157)        (153)
Federal income tax benefit                                 47           54           54
                                                      -------      -------      -------

Loss before equity in net income of subsidiaries          (88)        (103)         (99)
Equity in net income of subsidiaries                    1,568        1,379        1,442
                                                      -------      -------      -------

     Net income                                       $ 1,480      $ 1,276      $ 1,343
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

                                                                     SCHEDULE II

                        TRAVELERS PROPERTY CASUALTY CORP.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                                              DECEMBER 31,
                                                                              ------------
                                                                           2000         1999
                                                                         --------     --------

ASSETS
Short-term securities                                                    $     29     $     19
Investment in subsidiaries at equity                                       12,501       10,776
Deferred federal income taxes                                                  18           16
Other assets                                                                   10            4
                                                                         --------     --------

     Total assets                                                        $ 12,558     $ 10,815
                                                                         ========     ========

LIABILITIES
Long-term debt                                                           $  1,777     $  1,777
Other liabilities                                                              67           97
                                                                         --------     --------

     Total liabilities                                                      1,844        1,874
                                                                         --------     --------

STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized; 1,000 and 0
   shares issued and outstanding                                               --           --
Class A Common Stock, $.01 par value, 700 million shares authorized;
   0 and 72,393,407 shares issued and outstanding                              --            1
Class B Common Stock, $.01 par value, 700 million shares authorized;
   0 and 328,020,170 shares issued and outstanding                             --            3
Additional paid-in capital                                                  5,934        5,479
Retained earnings                                                           4,379        4,133
Accumulated other changes in equity from nonowner sources                     401         (202)
Treasury stock, at cost (shares, 0 and 13,159,386)                             --         (451)
Unearned compensation                                                          --          (22)
                                                                         --------     --------

     Total stockholder's equity                                            10,714        8,941
                                                                         --------     --------

     Total liabilities and stockholder's equity                          $ 12,558     $ 10,815
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

                                                                     SCHEDULE II

                        TRAVELERS PROPERTY CASUALTY CORP.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           2000         1999         1998
                                                         -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $ 1,480      $ 1,276      $ 1,343
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in net income of subsidiaries                   (1,568)      (1,379)      (1,442)
   Dividends received from consolidated subsidiaries       1,475          850          540
   Amortization expense                                        1            2            2
   Deferred federal income tax benefit                        (1)          (2)           1
   Federal income taxes receivable                            (9)           1            2
   Other assets                                               (1)           6           (6)
   Other liabilities                                         (28)          (5)          (3)
                                                         -------      -------      -------

    Net cash provided by operating activities              1,349          749          437
                                                         -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Short-term securities, (purchases) sales, net               (10)         135         (143)
 Other investments, net                                      (45)        (135)          --
                                                         -------      -------      -------

    Net cash used in investing activities                    (55)          --         (143)
                                                         -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of commercial paper, net                           --           --         (108)
 Payment of long-term debt                                    --         (400)          --
 Purchase of treasury stock                                  (77)        (169)         (62)
 Restricted stock issuance                                    17           15           33
 Dividends to TIGI                                        (1,226)        (164)        (131)
 Dividends to minority shareholders                           (8)         (31)         (26)
                                                         -------      -------      -------

    Net cash used in financing activities                 (1,294)        (749)        (294)
                                                         -------      -------      -------

 Net decrease in cash                                         --           --           --

 Cash at beginning of period                                  --           --           --
                                                         -------      -------      -------

 Cash at end of period                                   $    --      $    --      $    --
                                                         =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                $   136      $   162      $   163
                                                         =======      =======      =======

 Cash received during the period for taxes               $    37      $    53      $    57
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

                                                                     SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


1.  GENERAL

    Travelers Property Casualty Corp. (TPC) (a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect wholly-owned subsidiary of Citigroup Inc.) was organized on January 16, 1996. During April 1996, TIGI contributed The Travelers Indemnity Company and its subsidiaries to TPC. In addition, TPC purchased all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company for a purchase price of approximately $4.2 billion in cash.

    During April 2000, TIGI completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TPC at a price of $41.95 per share. TIGI also established a wholly-owned subsidiary of TIGI which effected a merger pursuant to which TPC became a wholly-owned subsidiary of TIGI. Upon the merger of the new subsidiary into TPC, all previously outstanding shares of Class A Common Stock of TPC became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TIGI) were exchanged for 1,000 shares of Class A Common Stock of TPC. On June 29, 2000, TPC restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000, TPC's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TIGI.

2.  PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of TPC and, on an equity basis, its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

3.  DEBT

    On each of September 1, 1999 and October 1, 1999, TPC repaid $200 million for its 6-3/4% notes and 6-1/4% notes, respectively, which matured on those dates.

    The annual maturities of the outstanding debt are as follows: $500 million in 2001; $1,277 million after 2005.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      2000
                                  (In millions)

                                                                                                Amortization
Segment              Deferred      Claims       Unearned   Premium    Net          Claims       of deferred    Other       Premiums
                     policy        and claim    premiums   revenue    investment   and claim    policy         operating   written
                     acquisition   adjustment                         income       adjustment   acquisition    expenses
                     costs         expense                            (a)          expenses     costs          (b)
                                   reserves
------------------------------------------------------------------------------------------------------------------------------------
Commercial
   Lines             $   341       $25,672      $ 3,028    $ 4,747     $ 1,713     $ 3,739      $   680        $   752     $ 5,030

Personal
   Lines                 273         2,640        1,764      3,715         446       2,734          618            363       3,813
                     -------       -------      -------    -------     -------     -------      -------        -------     -------

Total - Reportable
   Segments              614        28,312        4,792      8,462       2,159       6,473        1,298          1,115       8,843

Other                     --           130           --         --           1          --           --            155          --
                     -------       -------      -------    -------     -------     -------      -------        -------     -------

Consolidated         $   614       $28,442      $ 4,792    $ 8,462     $ 2,160     $ 6,473      $ 1,298        $ 1,270     $ 8,843
                     =======       =======      =======    =======     =======     =======      =======        =======     =======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholder's equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1999
                                  (In millions)

                                                                                                Amortization
Segment              Deferred      Claims       Unearned   Premium    Net          Claims       of deferred    Other       Premiums
                     policy        and claim    premiums   revenue    investment   and claim    policy         operating   written
                     acquisition   adjustment                         income       adjustment   acquisition    expenses
                     costs         expense                            (a)          expenses     costs          (b)
                                   reserves
-----------------------------------------------------------------------------------------------------------------------------------

Commercial
   Lines             $   277       $26,184      $ 2,608    $ 4,375    $ 1,689      $ 3,505      $   617        $   805     $ 4,408

Personal
   Lines                 248         2,670        1,666      3,634        400        2,554          643            364       3,805
                     -------       -------      -------    -------    -------      -------      -------        -------     -------

Total - Reportable
   Segments              525        28,854        4,274      8,009      2,089        6,059        1,260          1,169       8,213

Other                     --           149           --         --          3           --           --            169          --
                     -------       -------      -------    -------    -------      -------      -------        -------     -------

Consolidated         $   525       $29,003      $ 4,274    $ 8,009    $ 2,092      $ 6,059      $ 1,260        $ 1,338     $ 8,213
                     =======       =======      =======    =======    =======      =======      =======        =======     =======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholder's equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1998
                                  (In millions)

                                                                                                Amortization
Segment              Deferred      Claims       Unearned   Premium    Net          Claims       of deferred    Other       Premiums
                     policy        and claim    premiums   revenue    investment   and claim    policy         operating   written
                     acquisition   adjustment                         income       adjustment   acquisition    expenses
                     costs         expense                            (a)          expenses     costs          (b)
                                   reserves
-----------------------------------------------------------------------------------------------------------------------------------

Commercial
   Lines             $   292       $26,702      $ 2,597    $ 4,525    $ 1,709      $ 3,766      $   645        $   916     $ 4,614

Personal
   Lines                 226         2,709        1,569      3,271        389        2,181          552            372       3,490
                     -------       -------      -------    -------    -------      -------      -------        -------     -------

Total - Reportable
   Segments              518        29,411        4,166      7,796      2,098        5,947        1,197          1,288       8,104

Other                     --           178           --         --          2           --           --            182          --
                     -------       -------      -------    -------    -------      -------      -------        -------     -------

Consolidated         $   518       $29,589      $ 4,166    $ 7,796    $ 2,100      $ 5,947      $ 1,197        $ 1,470     $ 8,104
                     =======       =======      =======    =======    =======      =======      =======        =======     =======


(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of stockholder's equity, which is allocated based on assigned capital.

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

                                   SCHEDULE VI

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES


 Supplementary Information Concerning Property-Casualty Insurance Operations(1)

                                    1998-2000

                                  (In millions)


                                               Reserves for
                                                  unpaid       Discount
                                  Deferred        claims         from
           Affiliation             policy        and claim     reserves                             Net
              with               acquisition    adjustment    for unpaid   Unearned    Earned    investment
           registrant               costs        expenses      claims(2)   premiums   premiums     income
           ----------            -----------    -----------   ----------   --------   --------   ----------

2000   Consolidated property -
         casualty operations       $   614        $28,312       $  800     $ 4,792    $ 8,462     $ 2,159


1999   Consolidated property -
         casualty operations       $   525        $28,854       $  832     $ 4,274    $ 8,009     $ 2,089


1998   Consolidated property -
         casualty operations       $   518        $29,411       $  781     $ 4,166    $ 7,796     $ 2,098

                                     Claims and
                                    claim adjust-
                                    ment expenses       Amortization
                                 incurred related to:   of deferred    Paid claims
           Affiliation                                    policy        and claim
              with               Current      Prior     acquisition     adjustment   Premiums
           registrant              year        year       costs         expenses     written
           ----------            -------     -------    ------------   -----------   --------

2000   Consolidated property -
         casualty operations     $ 6,509     $ (247)       $ 1,298       $ 6,810     $ 8,843


1999   Consolidated property -
         casualty operations     $ 6,194     $ (242)       $ 1,260       $ 6,732     $ 8,213


1998   Consolidated property -
         casualty operations     $ 6,057     $ (323)       $ 1,197       $ 6,377     $ 8,104



(1)    Excludes accident and health business.
(2)    See "Discounting" on page 9.