Form 10-Q
period 2001-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2001-05-14
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    --------------



                         COMMISSION FILE NUMBER 1-14328


                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  06-1445591
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (860) 277-0111
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                        -----    -----

AS OF APRIL 30, 2001, THERE WERE 1,000 OUTSTANDING SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1.    Financial Statements:                                                                     Page No.
                                                                                                     --------
           Condensed Consolidated Statement of Income (Unaudited) -
              Three Months Ended March 31, 2001 and 2000                                                 3

           Condensed Consolidated Balance Sheet - March 31, 2001 (Unaudited)
              and December 31, 2000                                                                      4

           Condensed Consolidated Statement of Changes in
              Stockholder's Equity (Unaudited) -
              Three Months Ended March 31, 2001                                                          5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2001 and 2000                                                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          14


                           Part II - Other Information


Item 1.    Legal Proceedings                                                                            22

Item 6.    Exhibits and Reports on Form 8-K                                                             22

Exhibit Index                                                                                           23

Signatures                                                                                              24

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  (in millions)



For the Three Months Ended March 31,                                                           2001              2000
------------------------------------                                                           ----              ----
REVENUES
Premiums                                                                                     $  2,232         $   1,989
Net investment income                                                                             528               548
Fee income                                                                                         78                72
Realized investment gains (losses)                                                                193               (59)
Other revenues                                                                                     27                19
                                                                                             --------         ---------
   Total revenues                                                                               3,058             2,569
                                                                                             --------         ---------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                                            1,625             1,496
Amortization of deferred acquisition costs                                                        349               300
Interest expense                                                                                   33                34
General and administrative expenses                                                               348               295
                                                                                             --------         ---------
   Total claims and expenses                                                                    2,355             2,125
                                                                                             --------         ---------

Income before federal income taxes and cumulative effect
   of change in accounting principle                                                              703               444
Federal income taxes                                                                              206               113
                                                                                             --------         ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                 497               331
Cumulative effect of change in accounting for derivative
   instruments and hedging activities, net of tax                                                   4                 -
                                                                                             --------         ---------

NET INCOME                                                                                   $    501         $     331
                                                                                             ========         =========

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                        MARCH 31,            DECEMBER 31,
                                                                                          2001                  2000
                                                                                       (UNAUDITED)
                                                                                        ---------            ------------
ASSETS
Fixed maturities, available for sale at fair value (including $955 and
   $1,042 subject to securities lending agreements)                                      $   25,614            $   25,001
Equity securities, at fair value                                                              1,138                 1,019
Mortgage loans                                                                                  281                   286
Real estate held for sale                                                                        48                    47
Short-term securities                                                                         2,137                 2,527
Trading securities, at fair value                                                               291                     -
Other investments                                                                             1,888                 1,835
                                                                                         ----------            ----------
   Total investments                                                                         31,397                30,715
                                                                                         ----------            ----------

Cash                                                                                            192                   196
Investment income accrued                                                                       381                   355
Premium balances receivable                                                                   3,421                 2,952
Reinsurance recoverables                                                                      9,438                 9,444
Deferred acquisition costs                                                                      661                   614
Deferred federal income taxes                                                                 1,011                 1,063
Contractholder receivables                                                                    2,094                 2,104
Goodwill                                                                                      2,307                 2,316
Other assets                                                                                  3,202                 3,099
                                                                                         ----------            ----------
   Total assets                                                                          $   54,104            $   52,858
                                                                                         ==========            ==========

LIABILITIES
Claims and claim adjustment expense reserves                                             $   28,257            $   28,442
Unearned premium reserves                                                                     4,970                 4,792
Contractholder payables                                                                       2,094                 2,104
Long-term debt                                                                                  850                   850
Other liabilities                                                                             6,051                 5,056
                                                                                         ----------            ----------
   Total liabilities                                                                         42,222                41,244
                                                                                         ----------            ----------

TPC - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TPC                                    900                   900
                                                                                         ----------            ----------

STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding                                                        -                     -
Additional paid-in capital                                                                    5,934                 5,934
Retained earnings                                                                             4,580                 4,379
Accumulated other changes in equity from nonowner sources                                       468                   401
                                                                                         ----------            ----------
   Total stockholder's equity                                                                10,982                10,714
                                                                                         ----------            ----------
   Total liabilities and stockholder's equity                                            $   54,104            $   52,858
                                                                                         ==========            ==========

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)

For the Three Months Ended March 31, 2001
-----------------------------------------

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period                                            $     5,934
                                                                                -----------

RETAINED EARNINGS
Balance, beginning of period                                                          4,379
Net income                                                                              501
Dividends                                                                              (300)
                                                                                -----------
Balance, end of period                                                                4,580
                                                                                -----------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                            401
Net unrealized gain on securities                                                        73
Foreign currency translation adjustments                                                 (2)
Cumulative effect of change in accounting for derivative
   instruments and hedging activities                                                    (4)
                                                                                -----------
Balance, end of period                                                                  468
                                                                                -----------

   Total stockholder's equity                                                   $    10,982
                                                                                ===========

Common shares outstanding, beginning and end of period                                1,000
                                                                                ===========

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


For the Three Months Ended March 31,                                                       2001             2000
------------------------------------                                                       ----             ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $     227         $     277
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                                                         380               469
     Mortgage loans                                                                             5                 3
   Proceeds from sales of investments
     Fixed maturities                                                                       4,986             4,370
     Equity securities                                                                         87               861
     Real estate held for sale                                                                  -                19
   Purchase of investments
     Fixed maturities                                                                      (5,861)           (4,741)
     Equity securities                                                                       (179)             (876)
     Mortgage loans                                                                             -               (27)
     Investment in real estate                                                                 (1)              (41)
   Short-term securities, (purchases) sales, net                                              390              (734)
   Other investments, net                                                                    (174)             (180)
   Securities transactions in course of settlement                                            436               794
                                                                                        ---------         ---------
         Net cash provided by (used in) investing activities                                   69               (83)
                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                                                   -               (77)
   Dividend to TIGI                                                                          (300)              (46)
   Dividend to minority shareholders                                                            -                (8)
                                                                                        ---------         ---------
         Net cash used in financing activities                                               (300)             (131)
                                                                                        ---------         ---------

Net increase (decrease) in cash                                                                (4)               63
Cash at beginning of period                                                                   196                55
                                                                                        ---------         ---------
Cash at end of period                                                                   $     192         $     118
                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                                    $      71         $      16
   Interest paid                                                                        $       -         $      26
                                                                                        =========         =========

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) (a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect subsidiary of Citigroup Inc. (Citigroup)) and its subsidiaries (collectively, the Company), are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.   Changes in Accounting Principles and Accounting Standards not yet Adopted

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

     The Company uses derivative financial instruments, including interest rate swaps, currency swaps, options and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivatives for trading purposes.

     To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

     For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. For the quarter ended March 31, 2001, the Company did not utilize fair value hedges.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At March 31, 2001, the Company does not expect to include any realized investment gains or losses in earnings over the next twelve months for these cash flow hedges. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of floating rate available-for-sale securities. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

     For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. At March 31, 2001, the amount included in the accumulated other changes in equity from nonowner sources was $3 million. The ineffective portion is reflected in realized investment gains (losses).

     Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the first quarter of 2001, there was no hedge ineffectiveness that was recognized in realized investment gains (losses).

     For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowners sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the first quarter of 2001, there were no such discontinued forecasted transactions.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     As a result of adopting FAS 133, the Company recorded a benefit of $4 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income and a charge of $4 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of stockholder's equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $8 million after tax, reflected in realized investment gains (losses).

     Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets

     In January 2001, the FASB Emerging Issues Task force (EITF) finalized guidance on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. It is effective for all fiscal quarters beginning after March 15, 2001. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. The Company does not expect this EITF to have a significant impact on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information

                                                                                                                      TOTAL
                                                                          COMMERCIAL            PERSONAL         REPORTABLE
     (at and for the three months ended March 31, in millions)                 LINES               LINES           SEGMENTS
     ---------------------------------------------------------                 -----               -----           --------
     2001
     Revenues
       Premiums                                                           $    1,289          $      943          $   2,232
       Net investment income                                                     417                 114                531
       Fee income                                                                 78                   -                 78
       Realized investment gains                                                 177                  16                193
       Other                                                                       8                  18                 26
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    1,969          $    1,091          $   3,060
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      301          $       96          $     397
     Assets                                                                   45,762               8,300             54,062
                                                                          ----------          ----------          ---------

     2000
     Revenues
       Premiums                                                           $    1,079          $      910          $   1,989
       Net investment income                                                     436                 113                549
       Fee income                                                                 72                   -                 72
       Realized investment losses                                                (48)                (11)               (59)
       Other                                                                       3                  16                 19
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    1,542          $    1,028          $   2,570
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      299          $       96          $     395
     Assets                                                                   43,728               7,714             51,442
                                                                          ==========          ==========          =========

(1) Operating income excludes realized investment gains (losses) and the cumulative effect of the change in accounting principle, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Segment Information, Continued

     BUSINESS SEGMENT RECONCILIATION

     (for the three months ended March 31, in millions)                                              2001            2000
     --------------------------------------------------                                              ----            ----
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments                                                $   397          $  395
     Other operating loss (1)                                                                          (26)            (26)
     Realized investment gains (losses)                                                                126             (38)
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities, net of tax                                                    4               -
                                                                                                   -------          ------
       Total consolidated net income                                                               $   501          $  331
                                                                                                   =======          ======

     (1) The primary component of the other operating loss is after-tax interest expense of $22 million for both 2001 and 2000.


4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

     (for the three months ended March 31, in millions)                                              2001            2000
     --------------------------------------------------                                              ----            ----
     Net income                                                                                    $   501          $  331
     Net unrealized gain on securities                                                                  73             172
     Foreign currency translation adjustments                                                           (2)              -
     Cumulative effect of change in accounting for derivative
       instruments and hedging activities                                                               (4)              -
                                                                                                   -------          ------
       Total changes in equity from nonowner sources                                               $   568          $  503
                                                                                                   =======          ======

5.   Capital and Debt

     TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At March 31, 2001, this requirement was exceeded by approximately $5.7 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TPC can incur. At March 31, 2001, there were no borrowings outstanding under the Credit Facility. If TPC had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TPC compensates the banks for the Credit Facility through commitment fees. TPC also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At March 31, 2001, TPC had no commercial paper outstanding. TPC also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TPC under this line of credit.

     On April 13, 2001, TPC entered into a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in April 2002 and has an interest rate based upon LIBOR plus a negotiated margin. On April 16, 2001, TPC borrowed $275 million on the line of credit. Proceeds from this borrowing together with $225 million of commercial paper proceeds were used to pay the $500 million 6.75% note payable which was due on April 16, 2001.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Capital and Debt, Continued

     TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $325 million of dividends from its insurance subsidiaries during the first three months of 2001.

     Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners (NAIC) revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by its domicilary insurance commissioner. The impact of this change was an increase to the statutory capital and surplus of the Company's insurance subsidiaries of approximately $350 million.

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

     The reserves carried for environmental and asbestos claims at March 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-Q.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
(in millions)                                                                                       2001                2000
-------------                                                                                       ----                ----
Revenues                                                                                      $    3,058          $   2,569
                                                                                              ----------          ---------
Income before cumulative effect of change in accounting principle                             $      497          $     331
Cumulative effect of change in accounting principle                                                    4                  -
                                                                                              ----------          ---------
Net income                                                                                    $      501          $     331
                                                                                              ==========          =========

Net income was $501 million in the first quarter of 2001 compared to $331 million in the first quarter of 2000. Net income included $126 million of realized investment gains in the three months ended March 31, 2001 and $38 million of realized investment losses in the three months ended March 31, 2000. Also included in net income in 2001 was a benefit of $4 million related to the initial adoption of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activity," (FAS 133). The benefit due to the adoption of FAS 133 has been accounted for as a cumulative effect of a change in accounting principle.

Operating income, which excludes realized investment gains and losses and the cumulative effect of the change in accounting principle in the first quarter of 2001 described above, was $371 million in the first quarter of 2001, compared to $369 million in the first quarter of 2000. The slight increase in operating income was primarily due to the benefit of Commercial Lines rate increases and lower catastrophe losses mostly offset by increased loss cost trends, primarily due to inflationary pressures, lower net investment income and lower favorable prior-year reserve development in Personal Lines.

Revenues of $3.058 billion in the first quarter of 2001 increased $489 million from the first quarter of 2000. The increase was primarily attributable to a $243 million increase in earned premiums and $193 million of realized investment gains in the first quarter of 2001 compared to $59 million of realized investment losses in the first quarter of 2000, partially offset by a $20 million decrease in net investment income. The increase in earned premiums in the first quarter of 2001 was primarily due to Commercial Lines rate increases and the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Claims and expenses were $2.355 billion in the first quarter of 2001 compared to $2.125 billion in the first quarter of 2000. The increase in claims and expenses was primarily the result of increased loss cost trends, lower favorable prior-year reserve development in Personal Lines and increased claims and operating expenses related to the growth in premiums, including the impact of the ongoing business associated with the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses, partially offset by lower catastrophe losses.

The Company's effective federal tax rate was 29% in the first quarter of 2001 compared to 25% in the first quarter of 2000. These rates differed from the statutory tax rate primarily due to non-taxable investment income. The increase in the effective tax rate over the first quarter of 2000 was primarily due to the increase in fully taxable income due to realized investment gains in the first quarter of 2001.

The statutory and GAAP combined ratios were as follows:

Three Months Ended March 31,                                                                       2001              2000
----------------------------                                                                       ----              ----
STATUTORY:
     Loss and Loss Adjustment Expense (LAE) ratio                                                  70.7%             72.8%
     Underwriting expense ratio                                                                    28.4              27.5
     Combined ratio before policyholder dividends                                                  99.1             100.3
     Combined ratio                                                                                99.5             100.8
                                                                                                   ----             -----

GAAP:
     Loss and LAE ratio                                                                            70.6%             72.6%
     Underwriting expense ratio                                                                    27.5              27.5
     Combined ratio before policyholder dividends                                                  98.1             100.1
     Combined ratio                                                                                98.5             100.6
                                                                                                   ====             =====

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The improvement in the first quarter of 2001 statutory and GAAP combined ratio before policyholder dividends compared to the first quarter of 2000 statutory and GAAP combined ratio before policyholder dividends was primarily due to premium growth related to rate increases in Commercial Lines as well as lower catastrophe losses, partially offset by increased loss cost trends and lower favorable prior-year reserve development in Personal Lines.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

COMMERCIAL LINES

Three Months Ended March 31,
(in millions)                                                                                        2001             2000
-------------                                                                                        ----             ----
Revenues                                                                                         $  1,969          $ 1,542
                                                                                                 --------          -------
Income before cumulative effect of change in accounting principle                                $    417          $   268
Cumulative effect of change in accounting principle                                                     3               --
                                                                                                 --------          -------
Net income                                                                                       $    420          $   268
                                                                                                 ========          =======

Net income was $420 million in the first quarter of 2001 compared to $268 million in the first quarter of 2000. Commercial Lines net income included $116 million of realized investment gains in the three months ended March 31, 2001 and $31 million of realized investment losses in the three months ended March 31, 2000. Also included in net income in the first quarter of 2001 was a benefit of $3 million related to the initial adoption of FAS 133, which has been accounted for as a cumulative effect of a change in accounting principle.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of a change in accounting principle in the first quarter of 2001 described above, was $301 million in the first quarter of 2001 compared to $299 million in the first quarter of 2000. The slight improvement in operating income for the first quarter of 2001 over 2000 reflected the benefit of rate increases, largely offset by lower net investment income, increased loss cost trends and catastrophe losses due to the Seattle earthquake.

Revenues of $1.969 billion in the first quarter of 2001 increased $427 million from $1.542 billion in the first quarter of 2000. This increase primarily reflected higher earned premiums and realized investment gains in the first quarter of 2001 compared to realized investment losses in the first quarter of 2000, partially offset by lower net investment income. The increase in earned premiums was primarily due to rate increases and the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Net written premiums by market were as follows:

Three Months Ended March 31,                                                                      2001             2000
----------------------------                                                                      ----             ----
(in millions)
National Accounts                                                                              $     126         $     92
Commercial Accounts                                                                                  547              487
Select Accounts                                                                                      430              387
Specialty Accounts                                                                                   342              181
                                                                                               ---------         --------
Total net written premiums                                                                     $   1,445         $  1,147
                                                                                               =========         ========

Commercial Lines net written premiums were $1.445 billion in the first quarter of 2001, up $298 million from $1.147 billion in the first quarter of 2000. The 2001 increase reflected the impact of the improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the increase in net written premiums in the first quarter of 2001 was the ongoing business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts and the impact on Specialty Accounts of the ongoing business associated with the Reliance Surety acquisition and the acquisition of the renewal rights for the Frontier business. The increase in National Accounts net written premiums is due to the purchase of less reinsurance reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the repopulation of the involuntary pools.

New business in National Accounts for the first quarter of 2001 was significantly lower than the first quarter of 2000, due to the impact of several large accounts written in 2000, and the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio for the first quarter of 2001 was virtually the same as the first quarter of 2000. New business in Commercial Accounts for the first quarter of 2001 was marginally lower than the first quarter of 2000, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio for the first quarter of 2001 was significantly lower than the first quarter of 2000, reflecting the continued disciplined approach to achieving acceptable levels of account profitability. For the first quarter of 2001, new business in Select Accounts was moderately higher than the first quarter of 2000, reflecting the increased market activity resulting from the pricing environment. Select Accounts business retention ratio for the first quarter of 2001 was virtually the same as the first quarter of 2000.

Commercial Lines claims and expenses of $1.382 billion in the first quarter of 2001 increased $197 million from $1.185 billion in the first quarter of 2000. The 2001 increase was primarily due to increased loss cost trends, higher losses and operating expenses associated with the growth in premium and claims volume and catastrophe losses.

Catastrophe losses, net of taxes and reinsurance, were $8 million in the first quarter of 2001 due to the Seattle earthquake. There were no catastrophe losses in the first quarter of 2000.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

Three Months Ended March 31,                                                                       2001          2000
----------------------------                                                                       ----          ----
STATUTORY:
     Loss and LAE ratio                                                                            70.0%         73.5%
     Underwriting expense ratio                                                                    29.8          27.9
     Combined ratio before policyholder dividends                                                  99.8         101.4
     Combined ratio                                                                               100.5         102.3
                                                                                                  -----         -----
GAAP:
     Loss and LAE ratio                                                                            69.8%         73.2%
     Underwriting expense ratio                                                                    27.4          27.3
     Combined ratio before policyholder dividends                                                  97.2         100.5
     Combined ratio                                                                                97.9         101.4
                                                                                                  =====         =====

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The improvement in the first quarter of 2001 statutory and GAAP combined ratios before policyholder dividends compared to the first quarter of 2000 was primarily due to premium growth related to rate increases as well as the impact of the ongoing business associated with the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses, partially offset by increased loss cost trends and catastrophe losses due to the Seattle earthquake.

PERSONAL LINES

Three Months Ended March 31,
(in millions)                                                                                2001              2000
-------------                                                                                ----              ----
Revenues                                                                                  $   1,091         $   1,028
                                                                                          ---------         ---------
Income before cumulative effect of change in accounting principle                         $     106         $      89
Cumulative effect of change in accounting principle                                               1                 -
                                                                                          ---------         ---------
Net income                                                                                $     107         $      89
                                                                                          =========         =========

Net income in the first three months of 2001 was $107 million compared to $89 million in the first three months of 2000. Personal Lines net income included $10 million of realized investment gains in the three months ended March 31, 2001 and $7 million of realized investment losses in the three months ended March 31, 2000. Also included in Personal Lines net income in the first quarter of 2001 was a benefit of $1 million related to the initial adoption of FAS 133, which has been accounted for as a cumulative effect of a change in accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses and the cumulative effect of the change in accounting principle in the first quarter of 2001, was $96 million in the first three months of 2001 and 2000. The effects of increased loss cost trends and lower favorable prior-year reserve development in the first quarter of 2001 were offset by lower catastrophe losses.

Revenues in the first three months of 2001 of $1.091 billion increased $63 million from the first three months of 2000. The increase in revenues in the first quarter of 2001 reflected growth in earned premiums in all distribution channels except TRAVELERS SECURE(R) and realized investment gains in the first quarter of 2001 compared to realized investment losses in the first quarter of 2000.

Net written premiums by product line for the quarter ended March 31:

(in millions)                                                                                     2001             2000
-------------                                                                                     ----             ----
Personal automobile                                                                            $     622         $   583
Homeowners and other                                                                                 321             307
                                                                                               ---------         -------
Total net written premiums                                                                     $     943         $   890
                                                                                               =========         =======

Personal Lines net written premiums in the first quarter of 2001 were $943 million compared to $890 million in the first quarter of 2000. The increase in the first quarter of 2001 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. The business retention ratio in the first quarter of 2001 was moderately lower compared to the first quarter of 2000, reflecting an increase in lost business due to the renewal price increases in the homeowners business.

Personal Lines claims and expenses were $936 million in the first three months of 2001 compared to $901 million in the first three months of 2000. The increase was primarily the result of increased loss cost trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by lower catastrophe losses.

There were no catastrophe losses in the first quarter of 2001. Catastrophe losses, net of tax and reinsurance, were $30 million in the first quarter of 2000. Catastrophe losses in 2000 were primarily due to hailstorms in Louisiana and Texas.

Statutory and GAAP combined ratios for Personal Lines were as follows:

Three Months Ended March 31,                                                                   2001              2000
----------------------------                                                                   ----              ----
STATUTORY:
     Loss and LAE ratio                                                                        71.7%             72.1%
     Underwriting expense ratio                                                                26.3              27.0
     Combined ratio                                                                            98.0              99.1
                                                                                               ----              ----

GAAP:
     Loss and LAE ratio                                                                        71.7%             71.9%
     Underwriting expense ratio                                                                27.5              27.7
     Combined ratio                                                                            99.2              99.6
                                                                                               ====              ====

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decrease in the first quarter of 2001 statutory and GAAP combined ratios compared to the first quarter of 2000 statutory and GAAP combined ratios was primarily due to a disproportionately smaller increase in claims and expenses related to the growth in premiums and lower catastrophe losses, partially offset by increased loss cost trends and lower favorable prior-year reserve development.

INTEREST EXPENSE AND OTHER

Three Months Ended March 31,
(in millions)                         2001              2000
-------------                         ----              ----
Revenues                            $    (2)         $     (1)
Net loss                            $   (26)         $    (26)
                                    =======          ========

The primary component of net loss for the first quarter of 2001 and 2000 was after-tax interest expense of $22 million.


ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At March 31, 2001, approximately 75% of the net aggregate reserve (approximately $383 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 25% of the net environmental loss reserve (approximately $131 million), consists of case reserves for resolved claims.

The following table displays activity for environmental losses and loss expenses and reserves for the three months ended March 31, 2001 and 2000.

ENVIRONMENTAL LOSSES
(in millions)                                    2001              2000
-------------                                    ----              ----
Beginning reserves:
   Direct                                   $     669         $     801
   Ceded                                         (111)             (125)
                                            ---------         ---------

     Net                                          558               676

Incurred losses and loss expenses:
   Direct                                          12                16
   Ceded                                           (1)                -

Losses paid:
   Direct                                          57                63
   Ceded                                           (2)               (7)
                                            ---------         ---------
Ending reserves:
   Direct                                         624               754
   Ceded                                         (110)             (118)
                                            ---------         ---------

     Net                                    $     514         $     636
                                            =========         =========

ASBESTOS CLAIMS
At March 31, 2001, approximately 84% (approximately $654 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 16% of the net aggregate reserve (approximately $123 million), is for pending asbestos claims.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves for the three months ended March 31, 2001 and 2000.

ASBESTOS LOSSES
(in millions)                                                                                2001              2000
-------------                                                                                ----              ----
Beginning reserves:
   Direct                                                                               $   1,005         $   1,050
   Ceded                                                                                     (199)             (223)
                                                                                        ---------         ---------

     Net                                                                                      806               827

Incurred losses and loss expenses:
   Direct                                                                                      62                25
   Ceded                                                                                      (24)              (12)

Losses paid:
   Direct                                                                                      81                37
   Ceded                                                                                      (14)              (28)
                                                                                        ---------         ---------

Ending reserves:
   Direct                                                                                     986             1,038
   Ceded                                                                                     (209)             (207)
                                                                                        ---------         ---------

     Net                                                                                $     777         $     831
                                                                                        =========         =========


UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

The reserves carried for environmental and asbestos claims at March 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

At March 31, 2001, approximately 82% (approximately $646 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 18% of the net aggregate reserve (approximately $139 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the three months ended March 31, 2001 and 2000.

CIOTA LOSSES
(in millions)                                                                                2001              2000
-------------                                                                                ----              ----
Beginning reserves:
   Direct                                                                               $   1,079         $   1,184
   Ceded                                                                                     (280)             (313)
                                                                                        ---------         ---------

     Net                                                                                      799               871

Incurred losses and loss expenses:
   Direct                                                                                     (20)                3
   Ceded                                                                                        9                 2
Losses paid:
   Direct                                                                                      13                14
   Ceded                                                                                      (10)               --
                                                                                        ---------         ---------

Ending reserves:
   Direct                                                                                   1,046             1,173
   Ceded                                                                                     (261)             (311)
                                                                                        ---------         ---------

     Net                                                                                $     785         $     862
                                                                                        =========         =========


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions, prevailing inflation and interest rates, realized gains from sales of investments; the effects of competitors' pricing policies, of changes in laws and regulations on competition; the resolution of legal proceedings and related matters; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various court against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on pages 17 and 18 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File No. 1-14328), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In March 2001, the New York trial court dismissed the complaint with prejudice against all defendants. Plaintiffs appealed that decision in April 2001. The Missouri trial court also entered a partial dismissal of the complaint without prejudice in April 2001.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS:

              See Exhibit Index.

              (b)     REPORTS ON FORM 8-K:


              There were no reports on Form 8-K filed during the first quarter of 2001.

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
------        ----------------------
3.01          Restated Certificate of Incorporation of Travelers Property
              Casualty Corp. (the "Company"), filed June 29, 2000, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on
              Form 10-Q for the fiscal quarter ended June 30, 2000 (File No.
              1-14328).

3.02          Amended By-Laws of the Company, effective January 10, 2001.

12.01+        Computation of Ratio of Earnings to Fixed Charges.

99.01+        The second and third paragraphs under the caption "Legal
              Proceedings" beginning on page 17 and 18 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000
              (File No. 1-14328).

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



                                   TRAVELERS PROPERTY CASUALTY CORP.



Date:    May 14, 2001              By   /s/ Christine B. Mead
                                      -----------------------------------------
                                            Christine B. Mead
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date:    May 14, 2001              By   /s/ Douglas K. Russell
                                      -----------------------------------------
                                            Douglas K. Russell
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)