Form 10-Q
period 2001-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2001-08-13
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

AS OF JULY 31, 2001, THERE WERE 1,000 OUTSTANDING SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                     Page No.
                                                                                     --------
                         Part I - Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Statement of Income (Unaudited) -
              Three and Six Months Ended June 30, 2001 and 2000                          3

           Condensed Consolidated Balance Sheet - June 30, 2001 (Unaudited)
              and December 31, 2000                                                      4

           Condensed Consolidated Statement of Changes in Stockholder's
              Equity (Unaudited) - Six Months Ended June 30, 2001                        5

           Condensed Consolidated Statement of Cash Flows (Unaudited) -
              Six Months Ended June 30, 2001 and 2000                                    6

           Notes to Condensed Consolidated Financial Statements (Unaudited)              7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          14


                           Part II - Other Information

Item 1.    Legal Proceedings                                                            25

Item 6.    Exhibits and Reports on Form 8-K                                             25

Signatures                                                                              26

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  (in millions)



                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                           2001         2000         2001           2000
                                                                           ----         ----         ----           ----
REVENUES
Premiums                                                                $   2,291    $   2,041    $   4,523    $   4,030
Net investment income                                                         518          554        1,046        1,102
Fee income                                                                     84           83          162          155
Realized investment gains (losses)                                             49            5          242          (54)
Other revenues                                                                 40           23           67           42
                                                                        ---------    ---------    ---------    ---------
   Total revenues                                                           2,982        2,706        6,040        5,275
                                                                        ---------    ---------    ---------    ---------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                        1,757        1,569        3,382        3,065
Amortization of deferred acquisition costs                                    374          310          723          610
Interest expense                                                               31           33           64           67
General and administrative expenses                                           329          296          677          591
                                                                        ---------    ---------    ---------    ---------
   Total claims and expenses                                                2,491        2,208        4,846        4,333
                                                                        ---------    ---------    ---------    ---------

Income before federal income taxes and cumulative
   effect of changes in accounting principles                                 491          498        1,194          942
Federal income taxes                                                          132          133          338          246
                                                                        ---------    ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                      359          365          856          696
Cumulative effect of change in accounting for derivative
   instruments and hedging activities, net of tax                              --           --            4           --
Cumulative effect of change in accounting for securitized
   financial assets, net of tax                                                (1)          --           (1)          --
                                                                        ---------    ---------    ---------    ---------
NET INCOME                                                              $     358    $     365    $     859    $     696
                                                                        =========    =========    =========    =========


            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)


                                                                                         JUNE 30,
                                                                                           2001               DECEMBER 31,
                                                                                        (UNAUDITED)               2000
                                                                                        -----------           ------------
ASSETS
Fixed maturities, available for sale at fair value (including $700 and
   $1,042 subject to securities lending agreements)                                      $   24,994            $   25,001
Equity securities, at fair value                                                              1,033                 1,019
Mortgage loans                                                                                  277                   286
Real estate held for sale                                                                        36                    47
Short-term securities                                                                         1,784                 2,527
Trading securities, at fair value                                                               351                    --
Other investments                                                                             1,833                 1,835
                                                                                         ----------            ----------
   Total investments                                                                         30,308                30,715
                                                                                         ----------            ----------

Cash                                                                                            183                   196
Investment income accrued                                                                       354                   355
Premium balances receivable                                                                   3,499                 2,952
Reinsurance recoverables                                                                      9,422                 9,444
Deferred acquisition costs                                                                      687                   614
Deferred federal income taxes                                                                 1,108                 1,063
Contractholder receivables                                                                    2,093                 2,104
Goodwill                                                                                      2,290                 2,316
Other assets                                                                                  2,752                 3,099
                                                                                         ----------            ----------
   Total assets                                                                          $   52,696            $   52,858
                                                                                         ==========            ==========

LIABILITIES
Claims and claim adjustment expense reserves                                             $   28,186            $   28,442
Unearned premium reserves                                                                     5,045                 4,792
Contractholder payables                                                                       2,093                 2,104
Commercial paper                                                                                224                    --
Note payable to affiliate                                                                       275                    --
Long-term debt                                                                                  350                   850
Other liabilities                                                                             4,732                 5,056
                                                                                         ----------            ----------
   Total liabilities                                                                         40,905                41,244
                                                                                         ----------            ----------

TPC - obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of TPC                                    900                   900
                                                                                         ----------            ----------
STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding                                                       --                    --
Additional paid-in capital                                                                    5,934                 5,934
Retained earnings                                                                             4,638                 4,379
Accumulated other changes in equity from nonowner sources                                       319                   401
                                                                                         ----------            ----------
   Total stockholder's equity                                                                10,891                10,714
                                                                                         ----------            ----------
   Total liabilities and stockholder's equity                                            $   52,696            $   52,858
                                                                                         ==========            ==========

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
                          (in millions, except shares)


For the Six Months Ended June 30, 2001
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period                                            $     5,934
                                                                                -----------

RETAINED EARNINGS
Balance, beginning of period                                                          4,379
Net income                                                                              859
Dividends                                                                              (600)
                                                                                -----------
Balance, end of period                                                                4,638
                                                                                -----------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                            401
Net unrealized loss on securities                                                       (77)
Foreign currency translation adjustments                                                 (1)
Cumulative effect of change in accounting for derivative
   instruments and hedging activities                                                    (4)
                                                                                -----------
Balance, end of period                                                                  319
                                                                                -----------

   Total stockholder's equity                                                   $    10,891
                                                                                ===========

Common shares outstanding, beginning and end of period                                1,000
                                                                                ===========


            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


For the Six Months Ended June 30,                                                         2001              2000
---------------------------------                                                         ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $     178         $     421
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
     Fixed maturities                                                                         939               880
     Mortgage loans                                                                             9               176
   Proceeds from sales of investments
     Fixed maturities                                                                       7,972             6,789
     Equity securities                                                                        287             1,397
     Real estate held for sale                                                                 --                19
   Purchase of investments
     Fixed maturities                                                                      (9,056)           (7,197)
     Equity securities                                                                        (99)           (1,510)
     Mortgage loans                                                                            --               (32)
     Investment in real estate                                                                 (4)               --
   Short-term securities, (purchases) sales, net                                              744              (480)
   Other investments, net                                                                    (226)             (468)
   Securities transactions in course of settlement                                           (156)              574
   Business acquisitions                                                                       --              (278)
                                                                                        ---------         ---------
         Net cash provided by (used in) investing activities                                  410              (130)
                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of commercial paper, net                                                          224                --
   Issuance of note payable to affiliate                                                      275                --
   Payment of long-term debt                                                                 (500)               --
   Purchase of treasury stock                                                                  --               (77)
   Dividend to TIGI                                                                          (600)             (100)
   Dividend to minority shareholders                                                           --                (8)
                                                                                        ---------         ---------
         Net cash used in financing activities                                               (601)             (185)
                                                                                        ---------         ---------

Net increase (decrease) in cash                                                               (13)              106
Cash at beginning of period                                                                   196                55
                                                                                        ---------         ---------
Cash at end of period                                                                   $     183         $     161
                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                                    $     443         $     174
   Interest paid                                                                        $      50         $      66
                                                                                        =========         =========

            See notes to condensed consolidated financial statements

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

     For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. During the first six months of 2001, the Company did not utilize fair value hedges.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At June 30, 2001, the Company does not expect to include any realized investment gains or losses in earnings over the next twelve months for these cash flow hedges. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of floating rate available-for-sale securities. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

     For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the quarter ended June 30, 2001, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $2 million loss. The ineffective portion is reflected in realized investment gains (losses).

     Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the first six months of 2001, there was no hedge ineffectiveness that was recognized in realized investment gains (losses).

     For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowners sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the first six months of 2001, there were no such discontinued forecasted transactions.

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

     Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets

     Effective April 1, the Company adopted FASB Emerging Issues Task Force
     (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1 million after tax, reflected as a cumulative catch-up adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

     Business Combinations

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141). FAS 141 prohibits the use of the pooling-of-interests method and requires that a single method, the purchase method of accounting, be used for all business combinations initiated after June 30, 2001. FAS 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. FAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has not yet determined the impact that FAS 141 will have on its consolidated financial statements.

     Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that FAS 142 will have on its consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3.   Segment Information

                                                                                                                   TOTAL
                                                                          COMMERCIAL            PERSONAL         REPORTABLE
     (at and for the three months ended June 30, in millions)                LINES               LINES            SEGMENTS
     --------------------------------------------------------                -----               -----            --------
     2001
     Revenues
       Premiums                                                           $    1,312          $      979          $   2,291
       Net investment income                                                     416                 103                519
       Fee income                                                                 84                  --                 84
       Realized investment gains                                                  49                  --                 49
       Other                                                                      23                  18                 41
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    1,884          $    1,100          $   2,984
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      302          $       50          $     352
     Assets                                                                   44,663               8,023             52,686
                                                                          ----------          ----------          ---------

     2000
     Revenues
       Premiums                                                           $    1,121          $      920          $   2,041
       Net investment income                                                     438                 114                552
       Fee income                                                                 83                  --                 83
       Realized investment gains (losses)                                         12                  (7)                 5
       Other                                                                       5                  18                 23
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    1,659          $    1,045          $   2,704
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      292          $       93          $     385
     Assets                                                                   44,427               7,809             52,236
                                                                          ==========          ==========          =========

     (1) Operating income excludes realized investment gains (losses), the restructuring charge and the cumulative effect of the change in accounting principle, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


3.   Segment Information, continued

                                                                                                                   TOTAL
                                                                          COMMERCIAL           PERSONAL          REPORTABLE
     (at and for the six months ended June 30, in millions)                 LINES               LINES             SEGMENTS
     ------------------------------------------------------                 -----               -----             --------
     2001
     Revenues
       Premiums                                                           $    2,601          $    1,922          $   4,523
       Net investment income                                                     833                 217              1,050
       Fee income                                                                162                  --                162
       Realized investment gains                                                 226                  16                242
       Other                                                                      31                  36                 67
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    3,853          $    2,191          $   6,044
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      603          $      146          $     749
     Assets                                                                   44,663               8,023             52,686
                                                                          ----------          ----------          ---------

     2000
     Revenues
       Premiums                                                           $    2,200          $    1,830          $   4,030
       Net investment income                                                     874                 227              1,101
       Fee income                                                                155                  --                155
       Realized investment losses                                                (36)                (18)               (54)
       Other                                                                       8                  34                 42
                                                                          ----------          ----------          ---------
         Total revenues                                                   $    3,201          $    2,073          $   5,274
                                                                          ==========          ==========          =========

     Operating income (1)                                                 $      591          $      189          $     780
     Assets                                                                   44,427               7,809             52,236
                                                                          ==========          ==========          =========


     (1) Operating income excludes realized investment gains (losses), the restructuring charge and the cumulative effect of the changes in accounting principles, and is reflected net of tax.

     BUSINESS SEGMENT RECONCILIATION

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
     (in millions)                                                        2001        2000           2001            2000
     -------------                                                        ----        ----           ----            ----
     INCOME RECONCILIATION, NET OF TAX
     Total operating income for reportable segments                    $     352    $     385      $     749       $    780
     Other operating loss (1)                                                (23)         (24)           (49)           (50)
     Realized investment gains (losses)                                       32            4            158            (34)
     Restructuring charge                                                     (2)          --             (2)             -
     Cumulative effect of changes in accounting for:
       Derivative instruments and hedging activities                          --           --              4              -
       Securitized financial assets                                           (1)          --             (1)             -
                                                                       ---------    ---------      ---------       --------
       Total consolidated net income                                   $     358    $     365      $     859       $    696
                                                                       =========    =========      =========       ========

     (1) The primary component of the other operating loss is after-tax interest expense of $20 million and $22 million for the three months ended June 30, 2001 and 2000, respectively, and $42 million and $44 million for the six months ended June 30, 2001 and 2000, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Changes in Equity from Nonowner Sources

     The Company's total changes in equity from nonowner sources are as follows:

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
     (in millions)                                                        2001        2000           2001         2000
     -------------                                                        ----        ----           ----         ----
     Net income                                                        $     358    $     365      $     859    $     696
     Net unrealized gain (loss) on securities                               (150)         (61)           (77)         111
     Foreign currency translation adjustments                                  1           (1)            (1)          (1)
     Cumulative effect of changes in accounting for
       derivative instruments and hedging activities                          --           --             (4)           -
                                                                       ---------    ---------      ---------    ---------
       Total changes in equity from nonowner sources                   $     209    $     303      $     777    $     806
                                                                       =========    =========      =========    =========

5.   Capital and Debt

     TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At June 30, 2001, this requirement was exceeded by approximately $5.6 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TPC can incur. At June 30, 2001, there were no borrowings outstanding under the Credit Facility. If TPC had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TPC compensates the banks for the Credit Facility through commitment fees. TPC also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At June 30, 2001, TPC had $224 million of commercial paper outstanding. TPC also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TPC under this line of credit.

     On April 13, 2001, TPC entered into a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in April 2002 and has an interest rate based upon LIBOR plus a negotiated margin. On April 16, 2001, TPC borrowed $275 million on the line of credit, which is the amount outstanding at June 30, 2001. Proceeds from this borrowing together with $225 million of commercial paper proceeds were used to pay the $500 million 6.75% long-term note payable which was due on April 16, 2001.

     TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $650 million of dividends from its insurance subsidiaries during the first six months of 2001.

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

     The reserves carried for environmental and asbestos claims at June 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

CONSOLIDATED RESULTS OF OPERATIONS                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
(in millions)                                                  2001            2000           2001           2000
-------------                                                  ----            ----           ----           ----
Revenues                                                     $ 2,982         $ 2,706        $ 6,040        $ 5,275
                                                             -------         -------        -------        -------
Income before cumulative effect of changes in
   accounting principles                                     $   359         $   365        $   856        $   696
Cumulative effect of changes in accounting principles             (1)             --              3             --
                                                             -------         -------        -------        -------
Net income                                                   $   358         $   365        $   859        $   696
                                                             =======         =======        =======        =======

Net income was $358 million and $859 million in the 2001 second quarter and six months, respectively, compared to $365 million and $696 million in the comparable periods of 2000. Net income in the 2001 second quarter and six months included $32 million and $158 million of realized investment gains compared to $4 million of realized investment gains and $34 million of realized investment losses in the comparable periods of 2000. Net income for the 2001 second quarter and six months also included $2 million of restructuring charges related primarily to the down sizing of direct marketing activities and associated telemarketing operations in Personal Lines. Included in the 2001 second quarter was a charge of $1 million related to the initial adoption of the FASB Emerging Issues Task force EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20). Also included in net income in the 2001 six months was a benefit of $4 million related to the initial adoption of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activity," (FAS 133) in the 2001 first quarter. The net benefit of $3 million due to the adoption of these accounting changes has been accounted for as a cumulative effect of changes in accounting principles.

Operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the changes in accounting principles described above, was $329 million and $700 million in the 2001 second quarter and six months, respectively, compared to $361 million and $730 million in the comparable periods of 2000. The decreases in operating earnings in the 2001 periods reflect the impact of increased loss cost trends, primarily due to inflationary pressures, lower net investment income and higher catastrophe losses, partly offset by the benefit of Commercial Lines rate increases.

Revenues of $2.982 billion and $6.040 billion in the 2001 second quarter and six months, respectively, increased $276 million and $765 million from the comparable periods of 2000. The increases were primarily attributable to an increase in earned premiums of $250 million and $493 million from the comparable periods of 2000 and $49 million and $242 million of realized investment gains in the 2001 second quarter and six months compared to $5 million of realized investment gains and $54 million of realized investment losses in the 2000 second quarter and six months. This was partially offset by a $36 million and $56 million decrease in net investment income from the comparable periods of 2000 which largely reflects the increase in dividends to the Company's parent. The increase in earned premiums in 2001 was primarily due to Commercial Lines rate increases and the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Claims and expenses were $2.491 billion and $4.846 billion in the 2001 second quarter and six months, respectively, compared to $2.208 billion and $4.333 billion in the 2000 second quarter and six months. The increase in claims and expenses was primarily the result of higher catastrophe losses, principally in the second quarter of 2001, increased loss cost trends, and increased claims and operating expenses related to the growth in premiums, including the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

The Company's effective federal tax rate was 27% and 28% in the 2001 second quarter and six months, respectively, compared to 27% and 26% in the comparable periods of 2000. These rates differed from the statutory tax rate primarily due to non-taxable investment income. The increase in the effective tax rate over 2000 was primarily due to the increase in fully taxable income due to realized investment gains in 2001.

The statutory and GAAP combined ratios were as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                           2001           2000           2001           2000
                                                           ----           ----           ----           ----
STATUTORY:
     Loss and Loss Adjustment Expense (LAE) ratio          75.2%          74.6%          73.0%          73.7%
     Underwriting expense ratio                            26.4           28.2           27.4           27.9
     Combined ratio before policyholder dividends         101.6          102.8          100.4          101.6
     Combined ratio                                       101.7          103.2          100.7          102.1
                                                          -----          -----          -----          -----

GAAP:
     Loss and LAE ratio                                    75.0%          74.6%          72.8%          73.6%
     Underwriting expense ratio                            26.8           25.1           27.1           26.3
     Combined ratio before policyholder dividends         101.8           99.7           99.9           99.9
     Combined ratio                                       101.9          100.1          100.2          100.4
                                                          =====          =====          =====          =====

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 second quarter and six month statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the 2000 second quarter would have been 102.0% and 101.3%, respectively, and for the 2000 six month period would have been 101.2% and 100.7%, respectively.

The improvement in the 2001 second quarter and six month statutory and the six month GAAP combined ratio before policyholder dividends compared to the 2000 second quarter and six month statutory and the six month GAAP combined ratio before policyholder dividends, excluding the related adjustment above, was primarily due to premium growth related to rate increases in Commercial Lines, partially offset by higher catastrophe losses and increased loss cost trends. The improvement in the combined ratios also reflects the impact of the increase in Commercial Lines Specialty business, primarily associated with the Reliance Surety acquisition, which generally has a lower loss and LAE ratio partially offset by a higher underwriting expense ratio.

The increase in the 2001 second quarter GAAP combined ratio before policyholder dividends compared to the 2000 second quarter GAAP combined ratio before policyholder dividends, excluding the related adjustment above, was primarily due to higher catastrophe losses and increased loss cost trends partially offset by premium growth related to rate increases in Commercial Lines.


SEGMENT RESULTS

COMMERCIAL LINES

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
(in millions)                                                  2001            2000           2001           2000
-------------                                                  ----            ----           ----           ----
Revenues                                                     $ 1,884         $ 1,659        $ 3,853        $ 3,201
                                                             -------         -------        -------        -------
Income before cumulative effect of changes in
   accounting principles                                     $   334         $   300        $   751        $   568
Cumulative effect of changes in accounting principles             (1)             --              2             --
                                                             -------         -------        -------        -------

Net income                                                   $   333         $   300        $   753        $   568
                                                             =======         =======        =======        =======

Net income was $333 million and $753 million in the 2001 second quarter and six months, respectively, up from $300 million and $568 million in the 2000 comparable periods. Commercial Lines net income included $32 million and $148 million of realized investment gains in the 2001 second quarter and six months, respectively, compared to $8 million of realized investment gains and $23 million of realized investment losses in the 2000 comparable periods. Included in net income in the 2001 second quarter was a charge of $1 million related to the initial adoption of EITF 99-20. Also included in the 2001 six month period was $3 million benefit in the 2001 first quarter related to the initial adoption of FAS 133. Both of these items have been accounted for as a cumulative effect of changes in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of changes in accounting principles, was $302 million and $603 million in the 2001 second quarter and six months, respectively, compared to $292 million and $591 million in the 2000 comparable periods. The slight improvement in operating income for the 2001 second quarter and six month periods reflected the benefit of rate increases and higher favorable prior year reserve development, largely offset by increased loss cost trends, lower net investment income and higher catastrophe losses.

Revenues in the 2001 second quarter and six months totaled $1.884 billion and $3.853 billion, respectively, compared to $1.659 billion and $3.201 billion in the comparable periods of 2000. The increases were primarily attributable to a $191 million and $401 million increase in earned premiums from the comparable periods of 2000 and $49 million and $226 million of realized investment gains in the 2001 second quarter and six months compared to $12 million of realized investment gains and $36 million of realized investment losses in the 2000 second quarter and six months, respectively. This was partially offset by a $22 million and $41 million decrease in net investment income which largely reflects the increase in dividends to the Company's parent. The increase in earned premiums was primarily due to rate increases and the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Net written premiums by market were as follows:

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                        JUNE 30,                    JUNE 30,
(in millions)                      2001          2000          2001          2000
-------------                      ----          ----          ----          ----
National Accounts                 $   78        $   59        $  204        $  151
Commercial Accounts                  527           458         1,074           945
Select Accounts                      439           407           869           794
Specialty Accounts                   332           309           674           490
                                  ------        ------        ------        ------
Total net written premiums        $1,376        $1,233        $2,821        $2,380
                                  ======        ======        ======        ======

Commercial Lines net written premiums in the 2001 second quarter and six months totaled $1.376 billion and $2.821 billion, respectively, compared to $1.233 billion and $2.380 billion in the comparable periods of 2000. Included in Specialty Accounts net written premiums in the 2000 second quarter and six month period is an increase of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The 2001 increase reflected the impact of the improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the increase in net written premiums in 2001 was the impact of the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts and the impact on Specialty Accounts of the Reliance Surety acquisition and the acquisition of the renewal rights for the Frontier business. The increase in National Accounts net written premiums is due to the purchase of less reinsurance reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the repopulation of the involuntary pools.

New business in National Accounts for the 2001 second quarter was moderately lower than the 2000 second quarter and significantly lower for the 2001 six month period compared to the 2000 comparable period, reflecting the Company's continued disciplined approach to underwriting and risk management. National Accounts business retention ratio for the 2001 second quarter and six months was moderately lower than the 2000 comparable periods. New business in Commercial Accounts for the 2001 second quarter and six months was marginally lower than the 2000 comparable periods, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio for the 2001 second quarter was moderately lower than the 2000 second quarter and significantly lower for the 2001 six month period compared to the 2000 comparable period, reflecting the continued disciplined approach to achieving acceptable levels of account profitability. For the 2001 second quarter and six months, new business in Select Accounts was marginally higher than the 2000 comparable periods, reflecting the increased market activity resulting from the pricing environment. Select Accounts business retention ratio for the 2001 second quarter and six months was marginally lower than the 2000 comparable periods.

Commercial Lines claims and expenses for the 2001 second quarter and six months were $1.424 billion and $2.806 billion, respectively, compared to $1.252 billion and $2.437 billion in the 2000 comparable periods. The 2001 increase was primarily due to increased loss cost trends, higher losses and operating expenses associated with the growth in premium and claims volume and higher catastrophe losses partly offset by higher favorable prior year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $13 million and $21 million in the 2001 second quarter and six months, respectively. There were no catastrophe losses in the first and second quarters of 2000. Catastrophe losses in 2001 were primarily due to the Seattle earthquake in the first quarter and Tropical Storm Allison in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           2001           2000           2001           2000
                                                           ----           ----           ----           ----
STATUTORY:
     Loss and LAE ratio                                    72.2%          76.3%          71.1%          74.9%
     Underwriting expense ratio                            27.9           30.3           28.9           29.1
     Combined ratio before policyholder dividends         100.1          106.6          100.0          104.0
     Combined ratio                                       100.4          107.4          100.5          104.8
                                                          -----          -----          -----          -----
GAAP:
     Loss and LAE ratio                                    71.7%          76.3%          70.7%          74.8%
     Underwriting expense ratio                            28.7           24.8           28.1           26.0
     Combined ratio before policyholder dividends         100.4          101.1           98.8          100.8
     Combined ratio                                       100.7          101.9           99.3          101.6
                                                          =====          =====          =====          =====

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2000 second quarter and six month statutory and GAAP combined ratios include an adjustment due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for the 2000 second quarter would have been 105.4% and 104.0%, respectively, and for the 2000 six month period would have been 103.4% and 102.3%, respectively.

The improvement in the 2001 second quarter and six month statutory and GAAP combined ratios before policyholder dividends compared to the 2000 second quarter and six months, excluding the related adjustment above, was primarily due to premium growth related to rate increases, the impact of the business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and higher favorable prior year reserve development. This was partially offset by increased loss cost trends and catastrophe losses due to the Seattle earthquake in the first quarter of 2001 and Tropical Storm Allison in the 2001 second quarter.

PERSONAL LINES

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
(in millions)                                               2001          2000          2001          2000
-------------                                               ----          ----          ----          ----
Revenues                                                   $1,100        $1,045        $2,191        $2,073
                                                           ------        ------        ------        ------
Income before cumulative effect of change in
   accounting principle                                    $   48        $   89        $  154        $  178
Cumulative effect of change in accounting principle            --            --             1            --
                                                           ------        ------        ------        ------
Net income                                                 $   48        $   89        $  155        $  178
                                                           ======        ======        ======        ======

Net income was $48 million and $155 million in the 2001 second quarter and six months, respectively, compared to $89 million and $178 million in the comparable prior year periods. Personal Lines net income included $10 million of realized investment gains in the 2001 six months compared to $4 million and $11 million of realized investment losses in the 2000 second quarter and six months, respectively. There were no realized gains in the 2001 second quarter. Net income for the 2001 second quarter and six months also included $2 million of restructuring charges related primarily to the down sizing of direct marketing activities and associated telemarketing operations in Personal Lines. Also included in Personal Lines net income in the 2001 six months was a $1 million benefit related to the initial adoption of FAS 133 in the 2001 first quarter, which has been accounted for as a cumulative effect of a change in accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the change in accounting principle, was $50 million and $146 million for the 2001 second quarter and six months, respectively, compared to $93 million and $189 million in the 2000 comparable periods. The decrease in operating earnings in the second quarter of 2001 compared to 2000 was primarily due to higher catastrophe losses. Catastrophe losses for the six months of 2001 were slightly lower than 2000 due to higher catastrophe losses in the first quarter of 2000. The decrease in operating earnings in the 2001 periods also reflects the effects of increased loss cost trends, primarily due to inflationary pressures and lower favorable prior year reserve development.

Revenues during the 2001 second quarter and six months were $1.100 billion and $2.191 billion, respectively, compared to $1.045 billion and $2.073 billion in the 2000 comparable periods. The increases were primarily attributable to a $59 million and $92 million increase in earned premiums from the comparable periods of 2000 and $16 million of realized investment gains in the 2001 six months compared to $7 million and $18 million of realized investment losses in the 2000 second quarter and six months, respectively. There were no realized investment gains in the 2001 second quarter. The increase in earned premiums was attributable to all distribution channels except TRAVELERS SECURE(R).

Net written premiums by product line:

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
(in millions)                                                          2001             2000            2001            2000
-------------                                                          ----             ----            ----            ----
Personal automobile                                                  $    653         $    608       $   1,275        $   1,191
Homeowners and other                                                      402              375             723              682
                                                                     --------         --------       ---------        ---------
Total net written premiums                                           $  1,055         $    983       $   1,998        $   1,873
                                                                     ========         ========       =========        =========

Personal Lines net written premiums for the 2001 second quarter and six months were $1.055 billion and $1.998 billion, respectively, compared to $983 million and $1.873 billion in the 2000 comparable periods. The increase in the 2001 second quarter and six months reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines contributed to the growth in net written premiums. The business retention ratio in 2001 remains stable compared to 2000.

Personal Lines claims and expenses for the 2001 second quarter and six months were $1.033 billion and $1.969 billion, respectively, compared to $918 million and $1.818 billion in the 2000 comparable periods. The increase in claims and expenses for the 2001 second quarter reflect higher catastrophe losses. Catastrophe losses for the six months of 2001 were slightly lower than 2000. The increase also reflects the impact of increased loss cost trends, lower favorable prior year reserve development and higher losses associated with the growth in premiums and related claim volume.

Catastrophe losses, net of tax and reinsurance, were $42 million in both the 2001 second quarter and six months, compared to $17 million and $48 million in the 2000 comparable periods. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in the midwest and Texas in the second quarter. The 2000 catastrophe losses were due to Texas, midwest and northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                         2001           2000           2001           2000
STATUTORY:
     Loss and LAE ratio                  79.4%          72.6%          75.6%          72.4%
     Underwriting expense ratio          24.5           25.5           25.3           26.2
     Combined ratio                     103.9           98.1          100.9           98.6
                                        -----          -----          -----          -----
GAAP:
     Loss and LAE ratio                  79.4%          72.4%          75.6%          72.2%
     Underwriting expense ratio          24.3           25.6           25.8           26.6
     Combined ratio                     103.7           98.0          101.4           98.8
                                        =====          =====          =====          =====

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the 2001 second quarter and six month statutory and GAAP combined ratios compared to the 2000 second quarter and six month statutory and GAAP combined ratios reflect the impact of higher catastrophe losses in the second quarter of 2001 and slightly lower catastrophe losses for the six months of 2001 combined with increased loss cost trends and lower favorable prior year reserve development, partially offset by a disproportionately smaller increase in expenses related to the growth in premiums.

INTEREST EXPENSE AND OTHER

                     THREE MONTHS ENDED         SIX MONTHS ENDED
                          JUNE 30,                  JUNE 30,
(in millions)        2001         2000         2001         2000
-------------        ----         ----         ----         ----
Revenues             $ (2)        $  2         $ (4)        $  1
Net loss             $(23)        $(24)        $(49)        $(50)
                     ====         ====         ====         ====

The primary component of net loss was after-tax interest expense of $20 million and $42 million in the 2001 second quarter and six months, respectively, and $21 million and $43 million in the 2000 comparable periods.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At June 30, 2001, approximately 80% of the net aggregate reserve (approximately $354 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 20% of the net environmental loss reserve (approximately $88 million), consists of case reserves for resolved claims.

The following table displays activity for environmental losses and loss expenses and reserves:

                                       AS OF AND FOR THE SIX MONTHS ENDED
ENVIRONMENTAL LOSSES                                JUNE 30,
(in millions)                                  2001          2000
-------------                                  ----          ----
Beginning reserves:
   Direct                                     $ 669         $ 801
   Ceded                                       (111)         (125)
                                              -----         -----
     Net                                        558           676

Incurred losses and loss expenses:
   Direct                                        29            31
   Ceded                                         (6)           --

Losses paid:
   Direct                                       162           102
   Ceded                                        (23)          (18)
                                              -----         -----

Ending reserves:
   Direct                                       536           730
   Ceded                                        (94)         (107)
                                              -----         -----
     Net                                      $ 442         $ 623
                                              =====         =====

ASBESTOS CLAIMS

At June 30, 2001, approximately 87% (approximately $705 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 13% of the net aggregate reserve (approximately $109 million), is for pending asbestos claims.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves:

                                          AS OF AND FOR THE SIX MONTHS ENDED
ASBESTOS LOSSES                                       JUNE 30,
(in millions)                                   2001            2000
-------------                                   ----            ----
Beginning reserves:
   Direct                                     $ 1,005         $ 1,050
   Ceded                                         (199)           (223)
                                              -------         -------
     Net                                          806             827

Incurred losses and loss expenses:
   Direct                                         112              44
   Ceded                                          (36)            (18)

Losses paid:
   Direct                                          95              94
   Ceded                                          (27)            (61)
                                              -------         -------
Ending reserves:
   Direct                                       1,022           1,000
   Ceded                                         (208)           (180)
                                              -------         -------
     Net                                      $   814         $   820
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

The reserves carried for environmental and asbestos claims at June 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

At June 30, 2001, approximately 82% (approximately $635 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 18% of the net aggregate reserve (approximately $136 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:


                                         AS OF AND FOR THE SIX MONTHS ENDED
CIOTA LOSSES                                         JUNE 30,
(in millions)                                  2001            2000
-------------                                  ----            ----
Beginning reserves:
   Direct                                    $ 1,079         $ 1,184
   Ceded                                        (280)           (313)
                                             -------         -------
     Net                                         799             871

Incurred losses and loss expenses:
   Direct                                        (39)              6
   Ceded                                          24               4

Losses paid:
   Direct                                         24              33
   Ceded                                         (11)             --
                                             -------         -------

Ending reserves:
   Direct                                      1,016           1,157
   Ceded                                        (245)           (309)
                                             -------         -------
     Net                                     $   771         $   848
                                             =======         =======

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

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the descriptions that appear in the second and third paragraphs under the caption "Legal Proceedings" on pages 17 and 18 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File No. 1-14328), and in the second paragraph under the caption "Legal Proceedings" on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2001 (File No. 1-14328), which descriptions are included as Exhibits 99.01 and 99.02, respectively, to this Form 10-Q and incorporated by reference herein. In July 2001, the Alabama trial court dismissed all remaining claims against the Company defendants with prejudice. In August 2001, the Texas trial court granted plaintiffs' motion for class certification.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           EXHIBITS:

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

3.02          Amended By-Laws of the Company, effective January 10, 2001.

12.01+        Computation of Ratio of Earnings to Fixed Charges.

99.01+        The second and third paragraphs under the caption "Legal
              Proceedings" on pages 17 and 18 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000
              (File No. 1-14328).

99.02+ The second paragraph under the caption "Legal Proceedings" on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2001 (File No. 1-14328).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

------------

+    Filed herewith.


(b)           REPORTS ON FORM 8-K:


There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRAVELERS PROPERTY CASUALTY CORP.



Date:    August 13, 2001                  By /s/ Christine B. Mead
                                             ----------------------------------
                                                 Christine B. Mead
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date:    August 13, 2001                  By /s/ Douglas K. Russell
                                             ----------------------------------
                                                 Douglas K. Russell
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)