Form 10-Q
period 2001-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2001-11-14
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 [ ]             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES   [X]       NO   [ ]

AS OF OCTOBER 31, 2001, THERE WERE 1,000 OUTSTANDING SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT, ALL OF WHICH WERE OWNED BY THE TRAVELERS INSURANCE GROUP INC., AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                         Part I - Financial Information

                                                                                  Page No.
                                                                                  --------
Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income (Loss) (Unaudited) -
           Three and Nine Months Ended September 30, 2001 and 2000                    3

         Condensed Consolidated Balance Sheet - September 30, 2001 (Unaudited)
           and December 31, 2000                                                      4

         Condensed Consolidated Statement of Changes in Stockholder's
           Equity (Unaudited) - Nine Months Ended September 30, 2001                  5

         Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 2001 and 2000                              6

         Notes to Condensed Consolidated Financial Statements (Unaudited)             7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         15

                           Part II - Other Information

Item 1.  Legal Proceedings                                                           27

Item 6.  Exhibits and Reports on Form 8-K                                            27

Signatures                                                                           28

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)
                                  (in millions)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  2001             2000           2001           2000
                                                                 -------         -------        -------         -------
REVENUES
Premiums                                                         $ 2,314         $ 2,194        $ 6,837         $ 6,224
Net investment income                                                478             530          1,524           1,632
Fee income                                                            93              78            255             233
Realized investment gains (losses)                                    98              36            340             (18)
Other revenues                                                        21              26             88              68
                                                                 -------         -------        -------         -------
  Total revenues                                                   3,004           2,864          9,044           8,139
                                                                 -------         -------        -------         -------
CLAIMS AND EXPENSES
Claims and claim adjustment expenses                               2,429           1,702          5,811           4,767
Amortization of deferred acquisition costs                           380             338          1,103             948
Interest expense                                                      29              34             93             101
General and administrative expenses                                  307             227            984             818
                                                                 -------         -------        -------         -------
  Total claims and expenses                                        3,145           2,301          7,991           6,634
                                                                 -------         -------        -------         -------
Income (loss) before federal income taxes and cumulative
  effect of changes in accounting principles                        (141)            563          1,053           1,505
Federal income taxes (benefit)                                       (89)            158            249             404
                                                                 -------         -------        -------         -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES                                   (52)            405            804           1,101
Cumulative effect of change in accounting for derivative
  instruments and hedging activities, net of tax                      --              --              4              --
Cumulative effect of change in accounting for securitized
  financial assets, net of tax                                        --              --             (1)             --
                                                                 -------         -------        -------         -------
NET INCOME (LOSS)                                                $   (52)        $   405        $   807         $ 1,101
                                                                 =======         =======        =======         =======

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2001           2000
                                                                            (UNAUDITED)
                                                                           -------------   ------------
ASSETS
Fixed maturities, available for sale at fair value (including $668 and
  $1,042 subject to securities lending agreements)                            $24,758        $25,001
Equity securities, at fair value                                                  911          1,019
Mortgage loans                                                                    276            286
Real estate held for sale                                                          37             47
Short-term securities                                                           2,904          2,527
Trading securities, at fair value                                                 427             --
Other investments                                                               1,902          1,835
                                                                              -------        -------
  Total investments                                                            31,215         30,715
                                                                              -------        -------

Cash                                                                              190            196
Investment income accrued                                                         359            355
Premium balances receivable                                                     3,572          2,952
Reinsurance recoverables                                                       10,592          9,444
Deferred acquisition costs                                                        709            614
Deferred federal income taxes                                                     998          1,063
Contractholder receivables                                                      2,099          2,104
Goodwill                                                                        2,273          2,316
Other assets                                                                    3,628          3,099
                                                                              -------        -------
  Total assets                                                                $55,635        $52,858
                                                                              -------        -------
LIABILITIES
Claims and claim adjustment expense reserves                                  $29,891        $28,442
Unearned premium reserves                                                       5,207          4,792
Contractholder payables                                                         2,099          2,104
Commercial paper                                                                  212             --
Note payable to affiliate                                                         275             --
Long-term debt                                                                    350            850
Other liabilities                                                               5,666          5,056
                                                                              -------        -------
  Total liabilities                                                            43,700         41,244
                                                                              -------        -------
TPC - obligated mandatorily redeemable securities of subsidiary trusts
  holding solely junior subordinated debt securities of TPC                       900            900
                                                                              -------        -------
STOCKHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized;
      1,000 shares issued and outstanding                                          --             --
Additional paid-in capital                                                      5,934          5,934
Retained earnings                                                               4,586          4,379
Accumulated other changes in equity from nonowner sources                         515            401
                                                                              -------        -------
  Total stockholder's equity                                                   11,035         10,714
                                                                              -------        -------
  Total liabilities and stockholder's equity                                  $55,635        $52,858
                                                                              =======        =======

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
                          (in millions, except shares)

For the Nine Months Ended September 30, 2001
--------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period                                         $  5,934
                                                                             --------
RETAINED EARNINGS
Balance, beginning of period                                                    4,379
Net income                                                                        807
Dividends                                                                        (600)
                                                                             --------
Balance, end of period                                                          4,586
                                                                             --------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                      401
Net unrealized gain on securities                                                 116
Foreign currency translation adjustments                                            2
Cumulative effect of change in accounting for derivative
  instruments and hedging activities                                               (4)
                                                                             --------
Balance, end of period                                                            515
                                                                             --------
  Total stockholder's equity                                                 $ 11,035
                                                                             ========
Common shares outstanding, beginning and end of period                          1,000
                                                                             ========

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

For the Nine Months Ended September 30,                              2001             2000
---------------------------------------                            --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $    528         $    572
                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
    Fixed maturities                                                  1,404            1,298
    Mortgage loans                                                       13              273
  Proceeds from sales of investments
    Fixed maturities                                                 11,296            9,346
    Equity securities                                                   370            1,951
    Real estate held for sale                                            --               19
  Purchase of investments
    Fixed maturities                                                (12,133)          (9,887)
    Equity securities                                                  (184)          (1,976)
    Mortgage loans                                                       (3)             (40)
    Investment in real estate                                            (5)             (45)
  Short-term securities, (purchases) sales, net                        (375)            (920)
  Other investments, net                                               (289)            (470)
  Securities transactions in course of settlement                       (15)             541
  Business acquisitions                                                  --             (290)
                                                                   --------         --------
        Net cash provided by (used in) investing activities              79             (200)
                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of commercial paper, net                                     212               --
  Issuance of note payable to affiliate                                 275               --
  Payment of long-term debt                                            (500)              --
  Purchase of treasury stock                                             --              (77)
  Dividend to TIGI                                                     (600)            (154)
  Dividend to minority shareholders                                      --               (8)
                                                                   --------         --------
        Net cash used in financing activities                          (613)            (239)
                                                                   --------         --------

Net increase (decrease) in cash                                          (6)             133
Cash at beginning of period                                             196               55
                                                                   --------         --------
Cash at end of period                                              $    190         $    188
                                                                   ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid                                                $    407         $    231
  Interest paid                                                    $     71         $     86
                                                                   ========         ========

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

    The Company uses derivative financial instruments, including interest rate swaps, equity swaps, options, financial futures and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivatives for trading purposes.

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

    For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. During the first nine months of 2001, the Company did not utilize fair value hedges.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

    For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At September 30, 2001, the Company does not expect to include any realized investment gains or losses in earnings over the next twelve months for these cash flow hedges. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of floating rate available-for-sale securities and certain forecasted transactions up to a maximum tenure of one year. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

    For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the nine months ended September 30, 2001, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $1 million loss. The ineffective portion is reflected in realized investment gains (losses).

    Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

    The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the first nine months of 2001, there was no hedge ineffectiveness that was recognized in realized investment gains (losses).

    For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the first nine months of 2001, there were no such discontinued forecasted transactions.

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

    Business Combinations, Goodwill and Other Intangible Assets

    In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

    Upon adoption, the Company will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce general and administrative expenses and increase net income by approximately $66 million in 2002. In addition, the Company is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Changes in Accounting Principles and Accounting Standards not yet Adopted, Continued

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact of this new standard that will take effect on January 1, 2003.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

3.  Segment Information

                                                                        TOTAL
(at and for the three months ended     COMMERCIAL      PERSONAL    REPORTABLE
September 30, in millions)                  LINES         LINES      SEGMENTS
----------------------------------     ----------      --------   -----------
    2001
    Revenues
      Premiums                           $  1,311      $  1,003     $  2,314
      Net investment income                   382            96          478
      Fee income                               93            --           93
      Realized investment gains                89             9           98
      Other                                     3            18           21
                                         --------      --------     --------
        Total revenues                   $  1,878      $  1,126     $  3,004
                                         ========      ========     ========

    Operating income (loss) (1)          $   (132)     $     34     $    (98)
    Assets                                 46,898         8,530       55,428
                                         --------      --------     --------

    2000
    Revenues
      Premiums                           $  1,265      $    929     $  2,194
      Net investment income                   418           111          529
      Fee income                               78            --           78
      Realized investment gains                29             7           36
      Other                                     8            18           26
                                         --------      --------     --------
        Total revenues                   $  1,798      $  1,065     $  2,863
                                         ========      ========     ========

    Operating income (1)                 $    331      $     77     $    408
    Assets                                 44,751         8,047       52,798
                                         --------      --------     --------

(1) Operating income (loss) excludes realized investment gains and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Segment Information, continued

                                                                      TOTAL
(for the nine months ended       COMMERCIAL        PERSONAL      REPORTABLE
September 30, in millions)            LINES           LINES        SEGMENTS
----------------------------     ----------        --------      ----------
2001
Revenues
  Premiums                          $ 3,912         $ 2,925         $ 6,837
  Net investment income               1,215             313           1,528
  Fee income                            255              --             255
  Realized investment gains             315              25             340
  Other                                  34              54              88
                                    -------         -------         -------
    Total revenues                  $ 5,731         $ 3,317         $ 9,048
                                    =======         =======         =======

Operating income (1)                $   471         $   180         $   651
                                    -------         -------         -------

2000
Revenues
  Premiums                          $ 3,465         $ 2,759         $ 6,224
  Net investment income               1,292             338           1,630
  Fee income                            233              --             233
  Realized investment losses             (7)            (11)            (18)
  Other                                  16              52              68
                                    -------         -------         -------
    Total revenues                  $ 4,999         $ 3,138         $ 8,137
                                    =======         =======         =======

Operating income (1)                $   922         $   266         $ 1,188
                                    -------         -------         -------

(1) Operating income excludes realized investment gains (losses), the restructuring charge and the cumulative effect of the changes in accounting principles, and is reflected net of tax.

BUSINESS SEGMENT RECONCILIATION

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
(in millions)                                                  2001            2000           2001            2000
------------                                                 -------         -------         -------         -------
INCOME RECONCILIATION, NET OF TAX
Total operating income (loss) for reportable segments        $   (98)        $   408         $   651         $ 1,188
Other operating loss (1)                                         (18)            (25)            (67)            (75)
Realized investment gains (losses)                                64              22             222             (12)
Restructuring charge                                              --              --              (2)             --
Cumulative effect of changes in accounting for:
  Derivative instruments and hedging activities                   --              --               4              --
  Securitized financial assets                                    --              --              (1)             --
                                                             -------         -------         -------         -------
  Total consolidated net income (loss)                       $   (52)        $   405         $   807         $ 1,101
                                                             =======         =======         =======         =======

(1) The primary component of the other operating loss is after-tax interest expense of $19 million and $21 million for the three months ended September 30, 2001 and 2000, respectively, and $61 million and $65 million for the nine months ended September 30, 2001 and 2000, respectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Changes in Equity from Nonowner Sources

    The Company's total changes in equity from nonowner sources are as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
(in millions)                                            2001           2000             2001           2000
------------                                           -------         -------         -------         -------
Net income (loss)                                      $   (52)        $   405         $   807         $ 1,101
Net unrealized gain on securities                          193             182             116             293
Foreign currency translation adjustments                     3              (4)              2              (5)
Cumulative effect of changes in accounting for
  derivative instruments and hedging activities             --              --              (4)             --
                                                       -------         -------         -------         -------
  Total changes in equity from nonowner sources        $   144         $   583         $   921         $ 1,389
                                                       =======         =======         =======         =======

5.  Capital and Debt

    TPC has a five-year revolving credit facility in the amount of $250 million with a syndicate of banks (the Credit Facility). Under the Credit Facility, which expires in December 2001, TPC is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreement). At September 30, 2001, this requirement was exceeded by approximately $5.6 billion. In addition, the Credit Facility places restrictions on the amount of consolidated debt TPC can incur. At September 30, 2001, there were no borrowings outstanding under the Credit Facility. If TPC had borrowings under the Credit Facility, the interest rate would be based upon LIBOR plus a negotiated margin. TPC compensates the banks for the Credit Facility through commitment fees. TPC also issues commercial paper directly to investors and maintains unused credit availability under the Credit Facility at least equal to the amount of commercial paper outstanding. At September 30, 2001, TPC had $212 million of commercial paper outstanding. TPC also currently has available a $200 million line of credit for working capital and other general corporate purposes from a subsidiary of Citigroup. The lender has no obligation to make any loan to TPC under this line of credit.

    On April 13, 2001, TPC entered into a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in April 2002 and has an interest rate based upon LIBOR plus a negotiated margin. On April 16, 2001, TPC borrowed $275 million on the line of credit, which is the amount outstanding at September 30, 2001. Proceeds from this borrowing together with $225 million of commercial paper proceeds were used to pay the $500 million 6.75% long-term note payable which was due on April 16, 2001.

    TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.2 billion is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. TPC received $650 million of dividends from its insurance subsidiaries during the first nine months of 2001.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.  Terrorist Attack on September 11th

    In the third quarter of 2001, the Company recorded a charge of $490 million representing the estimated provision for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables and taxes, related to the terrorist attack on September 11th. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses. Since the reserves and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts.

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

    The reserves carried for environmental and asbestos claims at September 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.  Acquisitions

   On October 1, 2001, the Company paid $329 million to Associates First Capital Corp., an affiliate, for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of CitiCapital Insurance Company (formerly known as Associates Insurance Company), with a GAAP net book value of $356 million, was contributed to the Company.

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

On October 1, 2001, the Company paid $329 million to Associates First Capital Corp., an affiliate, for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of CitiCapital Insurance Company (formerly known as Associates Insurance Company), with a GAAP net book value of $356 million, was contributed to the Company.

CONSOLIDATED RESULTS OF OPERATIONS                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
(in millions)                                                  2001             2000            2001            2000
                                                              -------          -------         -------         -------
Revenues                                                      $ 3,004          $ 2,864         $ 9,044         $ 8,139
                                                              -------          -------         -------         -------
Income (loss) before cumulative effect of changes in
  accounting principles                                       $   (52)         $   405         $   804         $ 1,101
Cumulative effect of changes in accounting principles              --               --               3              --
                                                              -------          -------         -------         -------
Net income (loss)                                             $   (52)         $   405         $   807         $ 1,101
                                                              =======          =======         =======         =======

Net income (loss) was $(52) million and $807 million in the 2001 third quarter and nine months, respectively, compared to $405 million and $1.101 billion in the comparable periods of 2000. Net income (loss) in the 2001 third quarter and nine months included $64 million and $222 million, respectively, of realized investment gains compared to $22 million of realized investment gains and $12 million of realized investment losses in the comparable periods of 2000. Net income for the 2001 nine months also included $2 million of restructuring charges related primarily to the downsizing of direct marketing activities and associated telemarketing operations in Personal Lines. Also included in the 2001 nine months was a charge of $1 million related to the initial adoption of the FASB Emerging Issues Task force EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20) in the 2001 second quarter. Also included in net income in the 2001 nine months was a benefit of $4 million related to the initial adoption of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activity," (FAS 133) in the 2001 first quarter. The net benefit of $3 million due to the adoption of these accounting changes has been accounted for as a cumulative effect of changes in accounting principles.

Operating income (loss), which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the changes in accounting principles described above, was $(116) million and $584 million in the 2001 third quarter and nine months, respectively, compared to $383 million and $1.113 billion in the comparable periods of 2000. The decreases in operating earnings in the 2001 periods primarily reflect the impact of catastrophe losses of $490 million associated with the terrorist attack on September 11th. Operating earnings in 2001 were also reduced by increased loss cost trends, primarily due to inflationary pressures, and lower net investment income, partly offset by the benefit of Commercial Lines rate increases.

Revenues of $3.004 billion and $9.044 billion in the 2001 third quarter and nine months, respectively, increased $140 million and $905 million from the comparable periods of 2000. The increases were primarily attributable to increases in earned premiums of $120 million and $613 million from the comparable periods of 2000 and $98 million and $340 million of realized investment gains in the 2001 third quarter and nine months compared to $36 million of realized investment gains and $18 million of realized investment losses in the 2000 third quarter and nine months. This was partially offset by a $52 million and $108 million decrease in net investment income from the comparable periods of 2000, which largely reflects the increase in dividends to the Company's parent, lower fixed income interest rates and lower returns from private equity investments. The increase in earned premiums in 2001 was primarily due to Commercial Lines rate increases and the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Claims and expenses were $3.145 billion and $7.991 billion in the 2001 third quarter and nine months, respectively, compared to $2.301 billion and $6.634 billion in the 2000 third quarter and nine months. The increase in claims and expenses was primarily the result of higher catastrophe losses, principally in the third quarter of 2001 associated with the terrorist attack on September 11th, increased loss cost trends, and increased claims and operating expenses related to the growth in premiums, including the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

The Company's effective federal tax (benefit) rate was (63.0)% and 23.7% in the 2001 third quarter and nine months, respectively, compared to 28% and 26.8% in the comparable periods of 2000. These rates differed from the statutory tax rate primarily due to non-taxable investment income. The decrease in the effective tax rate from 2000 was primarily due to the losses associated with the terrorist attack on September 11th, which changed the mix of taxable and nontaxable income or loss.

The statutory and GAAP combined ratios were as follows:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                         2001            2000            2001            2000
                                                         ----            ----            ----            ----
STATUTORY:
   Loss and Loss Adjustment Expense (LAE) ratio          102.9%           77.4%           83.1%           75.0%
   Underwriting expense ratio                             27.5            25.9            27.4            27.2
   Combined ratio before policyholder dividends          130.4           103.3           110.5           102.2
   Combined ratio                                        130.7           103.2           110.8           102.5
                                                         -----           -----           -----           -----
GAAP:
   Loss and LAE ratio                                    102.7%           75.8%           82.9%           74.4%
   Underwriting expense ratio                             26.4            22.3            26.9            24.9
   Combined ratio before policyholder dividends          129.1            98.1           109.8            99.3
   Combined ratio                                        129.4            98.0           110.1            99.6
                                                         -----            ----           -----            ----

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2001 third quarter and nine month statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory combined ratios before policyholder dividends for the third quarter and nine month period would have been 97.9% and 99.6%, respectively, and the GAAP combined ratios before policyholder dividends for the third quarter and nine month period would have been 96.6% and 98.8%, respectively.

The 2000 nine month statutory and GAAP combined ratios include the impact on Commercial Lines of a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this transaction, the statutory and GAAP combined ratios before policyholder dividends for the 2000 nine month period would have been 101.9% and 99.8%, respectively.

The decrease in the 2001 third quarter and nine month statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the terrorist attack on September 11th, compared to the 2000 third quarter and nine month statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the reinsurance transaction, was primarily due to premium growth related to rate increases in Commercial Lines, and the impact of the increase in Commercial Lines Specialty business, primarily associated with the Reliance Surety acquisition, which generally has a lower loss and LAE ratio partially offset by a higher underwriting expense ratio. Partially offsetting these items was the effect of increased loss cost trends in both Commercial Lines and Personal Lines.

SEGMENT RESULTS

COMMERCIAL LINES

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
(in millions)                                                  2001             2000            2001            2000
                                                              -------          -------         -------         -------
Revenues                                                      $ 1,878          $ 1,798         $ 5,731         $ 4,999
                                                              -------          -------         -------         -------
Income (loss) before cumulative effect of changes in
  accounting principles                                       $   (74)         $   349         $   677         $   917
Cumulative effect of changes in accounting principles              --               --               2              --
                                                              -------          -------         -------         -------
Net income (loss)                                             $   (74)         $   349         $   679         $   917
                                                              =======          =======         =======         =======

Net income (loss) was $(74) million and $679 million in the 2001 third quarter and nine months, respectively, compared to $349 million and $917 million in the 2000 comparable periods. Commercial Lines net income (loss) included $58 million and $206 million of realized investment gains in the 2001 third quarter and nine months, respectively, compared to $18 million of realized investment gains and $5 million of realized investment losses in the 2000 comparable periods. Included in net income in the 2001 nine month period was a charge of $1 million related to the initial adoption of EITF 99-20 in the second quarter. Also included in the 2001 nine month period was $3 million benefit in the 2001 first quarter related to the initial adoption of FAS 133. Both of these items have been accounted for as a cumulative effect of changes in accounting principles.

Commercial Lines operating income (loss), which excludes realized investment gains and losses and the cumulative effect of changes in accounting principles, was $(132) million and $471 million in the 2001 third quarter and nine months, respectively, compared to $331 million and $922 million in the 2000 comparable periods. The decrease in operating income for the 2001 periods primarily reflect the impact of catastrophe losses of $448 million associated with the terrorist attack on September 11th. The decrease in operating earnings in the 2001 periods also reflects increased loss cost trends, primarily due to inflationary pressures, and lower net investment income, partially offset by the benefit of rate increases and higher favorable prior year reserve development. Results for the third quarter of 2000 also reflect a benefit of $43 million resulting from legislative action in the state of New York that changed the manner in which New York finances its workers' compensation second-injury funds.

Revenues in the 2001 third quarter and nine months totaled $1.878 billion and $5.731 billion, respectively, compared to $1.798 billion and $4.999 billion in the comparable periods of 2000. The increases were primarily attributable to a $46 million and $447 million increase in earned premiums from the comparable periods of 2000 and $89 million and $315 million of realized investment gains in the 2001 third quarter and nine months compared to $29 million of realized investment gains and $7 million of realized investment losses in the 2000 third quarter and nine months, respectively. This was partially offset by a $36 million and $77 million decrease in net investment income from the comparable periods of 2000, which largely reflects the increase in dividends to the Company's parent, lower fixed income interest rates and lower returns from private equity investments. The increase in earned premiums was primarily due to rate increases and the impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Net written premiums by market were as follows:

                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
(in millions)                       2001           2000           2001           2000
                                   ------         ------         ------         ------
National Accounts                  $  115         $  132         $  319         $  282
Commercial Accounts                   529            563          1,603          1,508
Select Accounts                       412            382          1,281          1,176
Specialty Accounts                    302            274            976            765
                                   ------         ------         ------         ------
Total net written premiums         $1,358         $1,351         $4,179         $3,731
                                   ======         ======         ======         ======

Commercial Lines net written premiums in the 2001 third quarter and nine months totaled $1.358 billion and $4.179 billion, respectively, compared to $1.351 billion and $3.731 billion in the comparable periods of 2000. The 2001 increase reflected the impact of the improving rate environment as evidenced by the continued favorable pricing on new and renewal business. The increase in National Accounts net written premiums for the nine month period is due to the purchase of less reinsurance reflecting the shift in business mix from guaranteed-cost products to loss-sensitive products, combined with the repopulation of the involuntary pools, while the decrease in the third quarter reflects the loss of a large account in the quarter due to repricing. The decrease in Commercial Accounts net written premiums for the 2001 third quarter compared to the 2000 comparable period was due primarily to the issuance of short-term renewal policies during the 2000 third quarter for acquired Reliance Middle Market business. Also contributing to the increase in net written premiums in the 2001 nine months was the impact of the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts and the impact on Specialty Accounts of the Reliance Surety acquisition and the acquisition of the renewal rights for the Frontier business. Included in Specialty Accounts net written premiums in the 2000 nine month period is an increase of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business.

New business in National Accounts for the 2001 third quarter was significantly higher than the 2000 third quarter and marginally higher for the 2001 nine month period compared to the 2000 comparable period, reflecting the repopulation of the involuntary pools. National Accounts business retention ratio for the 2001 third quarter and nine months was significantly lower than the 2000 comparable periods reflecting the loss of a large account in the third quarter of 2001. New business in Commercial Accounts for the 2001 third quarter and nine months was significantly lower than the 2000 comparable periods, reflecting the continued focus on selective underwriting. Commercial Accounts business retention ratio for the 2001 third quarter was moderately lower than the 2000 third quarter and significantly lower for the 2001 nine month period compared to the 2000 comparable period, reflecting the continued disciplined approach to achieving acceptable levels of account profitability. For the 2001 third quarter, new business in Select Accounts was moderately lower than the 2000 third quarter, and marginally higher for the 2001 nine month period compared to the 2000 comparable period, reflecting selective underwriting. Select Accounts business retention ratio for the 2001 third quarter was marginally higher than the 2000 third quarter and marginally lower for the 2001 nine month period compared to the 2000 nine month period.

Commercial Lines claims and expenses for the 2001 third quarter and nine months were $2.045 billion and $4.851 billion, respectively, compared to $1.311 billion and $3.748 billion in the 2000 comparable periods. The 2001 increase was primarily due to higher catastrophe losses primarily associated with the terrorist attack on September 11th, increased loss cost trends, primarily due to inflation, higher losses and operating expenses associated with the growth in premium and claims volume and partly offset by higher favorable prior year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $448 million and $468 million in the 2001 third quarter and nine months, respectively. There were no catastrophe losses in the first three quarters of 2000. Catastrophe losses in 2001 were primarily due to the Seattle earthquake in the first quarter, Tropical Storm Allison in the second quarter and the terrorist attack on September 11th in the third quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                         2001            2000            2001            2000
                                                        ------          ------          ------          ------
STATUTORY:
   Loss and LAE ratio                                    120.5%           77.9%           87.6%           76.0%
   Underwriting expense ratio                             29.2            25.9            29.0            28.0
   Combined ratio before policyholder dividends          149.7           103.8           116.6           104.0
   Combined ratio                                        150.3           103.6           117.1           104.5
                                                        ------          ------          ------          ------
GAAP:
   Loss and LAE ratio                                    120.1%           75.3%           87.3%           75.0%
   Underwriting expense ratio                             27.4            20.8            27.9            24.1
   Combined ratio before policyholder dividends          147.5            96.1           115.2            99.1
   Combined ratio                                        148.1            95.9           115.7            99.6
                                                        ------          ------          ------          ------

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2001 third quarter and nine month statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory combined ratios before policyholder dividends for the third quarter and nine month period would have been 97.2% and 99.0%, respectively, and the GAAP combined ratios before policyholder dividends for the third quarter and nine month period would have been 95.1% and 97.6%, respectively.

The 2000 nine month statutory and GAAP combined ratios include the impact of a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this transaction, the statutory and GAAP combined ratios before policyholder dividends for the 2000 nine month period would have been 103.5% and 100.0%, respectively.

The decrease in the 2001 third quarter and nine month statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the terrorist attack on September 11th, compared to the 2000 third quarter and nine month statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the reinsurance transaction, was primarily due to premium growth related to rate increases, the impact of the business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and higher favorable prior year reserve development, partially offset by increased loss cost trends and catastrophe losses due to the Seattle earthquake in the first quarter of 2001 and Tropical Storm Allison in the 2001 second quarter.

PERSONAL LINES

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
(in millions)                                            2001       2000       2001       2000
                                                        ------     ------     ------     ------
Revenues                                                $1,126     $1,065     $3,317     $3,138
                                                        ------     ------     ------     ------
Income before cumulative effect of change in
  accounting principle                                  $   40     $   81     $  194     $  259
Cumulative effect of change in accounting principle         --         --          1         --
                                                        ------     ------     ------     ------
Net income                                              $   40     $   81     $  195     $  259
                                                        ======     ======     ======     ======

Net income was $40 million and $195 million in the 2001 third quarter and nine months, respectively, compared to $81 million and $259 million in the comparable prior year periods. Personal Lines net income included $6 million and $16 million of realized investment gains in the 2001 third quarter and nine months, respectively, compared to $4 million of realized investment gains and $7 million of realized investment losses in the 2000 comparable periods. Net income for the 2001 nine months also included $2 million of restructuring charges related primarily to the downsizing of direct marketing activities and associated telemarketing operations in Personal Lines. Also included in Personal Lines net income in the 2001 nine months was a $1 million benefit related to the initial adoption of FAS 133 in the 2001 first quarter, which has been accounted for as a cumulative effect of a change in accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the change in accounting principle, was $34 million and $180 million for the 2001 third quarter and nine months, respectively, compared to $77 million and $266 million in the 2000 comparable periods. The decrease in operating earnings in the 2001 periods primarily reflect the impact of catastrophe losses of $42 million associated with the terrorist attack on September 11th. The decrease in operating earnings in the 2001 periods also reflects the effects of increased loss cost trends, primarily due to inflationary pressures, lower favorable prior year reserve development and lower net investment income.

Revenues during the 2001 third quarter and nine months were $1.126 billion and $3.317 billion, respectively, compared to $1.065 billion and $3.138 billion in the 2000 comparable periods. The increases were primarily attributable to a $74 million and $166 million increase in earned premiums from the comparable periods of 2000 and $9 million and $25 million of realized investment gains in the 2001 third quarter and nine months compared to $7 million of realized investment gains and $11 million of realized investment losses in the 2000 third quarter and nine months, respectively. This was partially offset by a $15 million and $25 million decrease in net investment income from the comparable periods of 2000, which largely reflects the increase in dividends to the Company's parent and lower fixed income interest rates. The increase in earned premiums was attributable to all distribution channels except TRAVELERS SECURE(R) .

Net written premiums by product line:

                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,        SEPTEMBER 30,
(in millions)                   2001       2000       2001       2000
                               ------     ------     ------     ------

Personal automobile            $  664     $  599     $1,939     $1,790
Homeowners and other              412        394      1,135      1,076
                               ------     ------     ------     ------
Total net written premiums     $1,076     $  993     $3,074     $2,866
                               ======     ======     ======     ======

Personal Lines net written premiums for the 2001 third quarter and nine months were $1.076 billion and $3.074 billion, respectively, compared to $993 million and $2.866 billion in the 2000 comparable periods. The increase in the 2001 third quarter and nine months reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums. The business retention ratio in 2001 is comparable to the 2000 ratio.

Personal Lines claims and expenses for the 2001 third quarter and nine months were $1.073 billion and $3.042 billion, respectively, compared to $950 million and $2.769 billion in the 2000 comparable periods. The increase in claims and expenses for the 2001 third quarter reflect higher catastrophe losses associated with the terrorist attack on September 11th. The increase also reflects the impact of increased loss cost trends and lower favorable prior year reserve development.

Catastrophe losses, net of taxes and reinsurance, were $42 million and $84 million in the 2001 third quarter and nine months, compared to $2 million and $50 million in the 2000 comparable periods. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in the midwest and Texas in the second quarter and the terrorist attack on September 11th in the third quarter. The 2000 catastrophe losses were due to wind and hailstorms in Texas, the midwest and the northeast in the second quarter and hailstorms in Louisiana and Texas in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                   2001        2000        2001        2000
                                  ------      ------      ------      ------
STATUTORY:
   Loss and LAE ratio               79.9%       76.7%       77.1%       73.8%
   Underwriting expense ratio       25.4        25.8        25.4        26.1
   Combined ratio                  105.3       102.5       102.5        99.9
                                  ------      ------      ------      ------
GAAP:
   Loss and LAE ratio               79.9%       76.4%       77.1%       73.6%
   Underwriting expense ratio       25.2        24.3        25.6        25.8
   Combined ratio                  105.1       100.7       102.7        99.4
                                  ------      ------      ------      ------


GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The 2001 third quarter and nine month statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory combined ratios for the third quarter and nine month period would have been 98.9% and 100.2%, respectively, and the GAAP combined ratios for the third quarter and nine month period would have been 98.7% and 100.5%, respectively.

The 2001 third quarter statutory and GAAP combined ratios, excluding the impact of the terrorist attack on September 11th, and the 2000 third quarter statutory and GAAP combined ratios, continue to reflect the impact of increased loss cost trends and lower unfavorable development.

The increase in the 2001 nine month statutory and GAAP combined ratios, excluding the impact of the terrorist attack on September 11th, compared to the 2000 nine month statutory and GAAP combined ratios reflects increased loss cost trends and lower favorable prior year reserve development, partially offset by the growth in premiums due to rate increases.

INTEREST EXPENSE AND OTHER

                  THREE MONTHS ENDED  NINE MONTHS ENDED
                    SEPTEMBER 30,       SEPTEMBER 30,
(in millions)      2001      2000      2001      2000
                  -----      ----      ----      ----

Revenues          $  --      $  1      $ (4)     $  2
Net loss          $ (18)     $(25)     $(67)     $(75)
                  -----      ----      ----      ----

The primary component of net loss was after-tax interest expense of $19 million and $61 million in the 2001 third quarter and nine months, respectively, and $21 million and $65 million in the 2000 comparable periods.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. An aggregate bulk reserve is carried for all of the Company's environmental claims that are in the dispute process, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving such claims. At September 30, 2001, approximately 78% of the net aggregate reserve (approximately $339 million), is carried in a bulk reserve and includes unresolved as well as incurred but not reported environmental claims for which the Company has not received any specific claims. The balance, approximately 22% of the net environmental loss reserve (approximately $93 million), consists of case reserves for resolved claims.

The following table displays activity for environmental losses and loss expenses and reserves:

                                         AS OF AND FOR THE NINE MONTHS
ENVIRONMENTAL LOSSES                         ENDED SEPTEMBER 30,
(in millions)                                 2001       2000
                                              -----      -----
Beginning reserves:
  Direct                                      $ 669      $ 801
  Ceded                                        (111)      (125)
                                              -----      -----

   Net                                          558        676

Incurred losses and loss expenses:
  Direct                                         41         64
  Ceded                                          (7)       (16)

Losses paid:
  Direct                                        198        154
  Ceded                                         (38)       (23)
                                              -----      -----

Ending reserves:
  Direct                                        512        711
  Ceded                                         (80)      (118)
                                              -----      -----

   Net                                        $ 432      $ 593
                                              =====      =====

ASBESTOS CLAIMS

At September 30, 2001, approximately 82% (approximately $659 million) of the net asbestos reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 18% of the net aggregate reserve (approximately $149 million), is for pending asbestos claims.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty business days of receipt of such claims. The following table displays activity for asbestos losses and loss expenses and reserves:

                                             AS OF AND FOR THE NINE MONTHS
ASBESTOS LOSSES                                  ENDED SEPTEMBER 30,
(in millions)                                     2001         2000
                                                -------      -------
Beginning reserves:
  Direct                                        $ 1,005      $ 1,050
  Ceded                                            (199)        (223)
                                                -------      -------

   Net                                              806          827

Incurred losses and loss expenses:
  Direct                                            188          102
  Ceded                                             (74)         (66)

Losses paid:
  Direct                                            155          162
  Ceded                                             (43)        (105)
                                                -------      -------

Ending reserves:
  Direct                                          1,038          990
  Ceded                                            (230)        (184)
                                                -------      -------

   Net                                          $   808      $   806
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

The reserves carried for environmental and asbestos claims at September 30, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, any impact from the bankruptcy protection sought by various asbestos producers, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated as well as the role of any umbrella or excess policies issued by the Company for such claims, the resolution or adjudication of certain disputes pertaining to asbestos non-products/operations claims in a manner inconsistent with the Company's previous assessment of such claims as well as unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims.

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

At September 30, 2001, approximately 82% (approximately $615 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 18% of the net aggregate reserve (approximately $134 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:


                                                       AS OF AND FOR THE NINE MONTHS
CIOTA LOSSES                                                ENDED SEPTEMBER 30,
(in millions)                                                2001         2000
                                                            -------      -------
Beginning reserves:
  Direct                                                    $ 1,079      $ 1,184
  Ceded                                                        (280)        (313)
                                                            -------      -------

   Net                                                          799          871

Incurred losses and loss expenses:
  Direct                                                        (59)          32
  Ceded                                                          40          (19)

Losses paid:
  Direct                                                         60          102
  Ceded                                                         (29)         (40)
                                                            -------      -------


Ending reserves:
  Direct                                                        960        1,114
  Ceded                                                        (211)        (292)
                                                            -------      -------

   Net                                                      $   749      $   822
                                                            =======      =======


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions, the impact of the terrorist attack on September 11th, prevailing inflation and interest rates, realized gains from sales of investments; the effects of competitors' pricing policies, and of changes in laws and regulations on competition; the resolution of legal proceedings and related matters; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information concerning sixteen purported class actions and one multi-party suit, with substantially the same allegations, commenced in various courts against certain subsidiaries of the Company, dozens of other insurers and the National Council on Compensation Insurance ("NCCI"), see the descriptions that appear in the second and third paragraphs under the caption "Legal Proceedings" on pages 17 and 18 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File No. 1-14328), and in the second paragraph under the caption "Legal Proceedings" on page 22 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2001 (File No. 1-14328) and the paragraph under the caption "Legal Proceedings" on page 25 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2001 (File No. 1-14328), which descriptions are included as Exhibits 99.01,
99.02 and 99.03, respectively, to this Form 10-Q and incorporated by reference herein. In August 2001, the Texas trial court granted plaintiffs' motion for class certification. In October 2001, the appellate court agreed to hear defendants' appeal from this ruling, and the Michigan trial court denied plaintiff's motion for class certification.

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

99.03+ The paragraph under the caption "Legal Proceedings" on page 25 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2001 (File No. 1-14328).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

-------------------------
+  Filed herewith.

(b)      REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TRAVELERS PROPERTY CASUALTY CORP.



Date: November 13, 2001                   By  /s/ Christine B. Mead
                                             ---------------------------------
                                                  Christine B. Mead
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date: November 13, 2001                   By  /s/ Douglas K. Russell
                                             ---------------------------------
                                                  Douglas K. Russell
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)