Form 10-K
period 2001-12-31
TRAVELERS INSURANCE GROUP HOLDINGS INC
filed 2002-03-29
CIK 1010551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                                ----------------

                         COMMISSION FILE NUMBER 1-14328

                                ----------------

                     TRAVELERS INSURANCE GROUP HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 06-1445591
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (860) 277-0111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS               WHICH REGISTERED
                   -------------------               ------------------------

     6.75% NOTES DUE NOVEMBER 15, 2006               NEW YORK STOCK EXCHANGE

     8.08% TRUST PREFERRED SECURITIES OF             NEW YORK STOCK EXCHANGE
           SUBSIDIARY TRUST (AND REGISTRANT'S
           GUARANTY WITH RESPECT THERETO)

     8.00% TRUST PREFERRED SECURITIES OF             NEW YORK STOCK EXCHANGE
           SUBSIDIARY TRUST (AND REGISTRANT'S
           GUARANTY WITH RESPECT THERETO)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

AS OF THE DATE HEREOF THERE WERE 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, ALL OF WHICH WERE OWNED BY TRAVELERS PROPERTY CASUALTY CORP.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     TRAVELERS INSURANCE GROUP HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K

ITEM NUMBER                                                                     PAGE
-----------                                                                     ----
         PART I
1.       Business............................................................     1
2.       Properties..........................................................    17
3.       Legal Proceedings...................................................    17
4.       Submission of Matters to a Vote of Security Holders.................    19

         PART II

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................    19
6.       Selected Financial Data.............................................    19
7.       Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................    20
7A.      Quantitative and Qualitative Disclosures About Market Risk..........    41
8.       Financial Statements and Supplementary Data.........................    43
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................    86

         PART III

10.      Directors and Executive Officers of the Registrant..................    86
11.      Executive Compensation..............................................    86
12.      Security Ownership of Certain Beneficial Owners
           and Management....................................................    86
13.      Certain Relationships and Related Transactions......................    86

         PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...    86
         Exhibit Index.......................................................    87
         Signatures..........................................................    88
         Index to Consolidated Financial Statements and Schedules............    89

                                     PART I

ITEM 1. BUSINESS.

Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) (TIGHI), a wholly-owned subsidiary of Travelers Property Casualty Corp. (formerly known as The Travelers Insurance Group Inc.) (TPC) is a property casualty insurance holding company engaged, through its subsidiaries, in two business segments: Commercial Lines and Personal Lines. The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. Except as the context otherwise requires, as used herein the "Company" refers to Travelers Insurance Group Holdings Inc. and its consolidated subsidiaries.

TIGHI's predecessor companies have been in the insurance business for more than 130 years. In January 1996, TIGHI was formed to hold TPC's property and casualty insurance subsidiaries. In April 1996, TIGHI purchased from Aetna Services, Inc. (Aetna) all of the outstanding capital stock of Aetna's significant property and casualty insurance subsidiaries for approximately $4.2 billion in cash. In April 1996, TIGHI also completed an initial public offering of its common stock. In April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became its wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of TIGHI's outstanding shares of common stock which it did not already own, representing approximately 14.8% of its outstanding common stock, for approximately $2.4 billion in cash financed by a loan from Citigroup Inc. (Citigroup).

On March 21, 2002, TPC issued 210 million shares of its common stock in an initial public offering, and on March 26, 2002, the underwriters exercised their option to purchase an additional 21 million shares of TPC's common stock, together representing approximately 23% of TPC's common equity. Citigroup has announced that it intends to make a tax-free distribution of most of Citigroup's ownership interest in TPC, subject to, among other things, regulatory approval and receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. Citigroup is under no obligation to make the distribution even if these approvals are obtained. Immediately after the distribution, Citigroup would own approximately 9.9% of TPC.

Citigroup indirectly owned all of the Company's outstanding common stock at December 31, 2001. Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Information concerning TPC and its consolidated subsidiaries may be found in its registration statement filed in connection with the initial public offering of its common stock.

The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

This discussion of the Company's business is organized as follows: (i) a description of each of the Company's two business segments and related services;
(ii) a description of Interest Expense and Other; and (iii) certain other information.(1)

----------
(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the section under the heading "Outlook" and in the Forward Looking Statements section of the MD&A.

COMMERCIAL LINES

The Company is the third largest writer of Commercial Lines insurance in the United States based on 2000 direct written premiums as compiled and published by A.M. Best. The Company believes this position provides the Company with significant advantages in terms of brand recognition, relationships, and critical mass, as well as the ability to realize operating efficiencies. The Company's Commercial Lines segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial Lines is organized into the following five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address clients' needs:

      - National Accounts provides large corporations with casualty products and services and includes the Company's residual market business which offers workers' compensation products and services to the involuntary market;

      - Commercial Accounts provides property and casualty products to mid-sized businesses, property products to large businesses and boiler and machinery products to businesses of all sizes, and includes dedicated groups focused on the construction industry, trucking industry, agribusiness, and ocean and inland marine;

      - Select Accounts provides small businesses with property and casualty products, including packaged property and liability policies;

      - Bond provides a wide range of customers with specialty products built around the Company's market leading surety bond business along with an expanding executive liability practice; and

      - Gulf serves all sizes of customers through specialty programs, with particular emphasis on management and professional liability products.

In 2001, Commercial Lines generated net written premiums of approximately $5.7 billion.

Many National Accounts customers demand services, other than pure risk coverage, primarily for workers' compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims management, loss control and risk management information services, and are generally offered in connection with a large deductible or self-insured programs. These services generate fee income rather than net written premiums, which are not reflected in the accompanying table.

                            2001 NET WRITTEN PREMIUMS

NET WRITTEN PREMIUMS BY PRODUCT LINE:         AMOUNT OF          PERCENTAGE OF TOTAL
(in millions)                           NET WRITTEN PREMIUMS    NET WRITTEN PREMIUMS
------------------------------------------------------------------------------------
   Commercial multi-peril                      $1,758                   30.7%
   Workers' compensation                        1,031                   18.0
   Commercial automobile                          914                   16.0
   Property                                       834                   14.6
   Fidelity and surety                            506                    8.8
   General liability                              683                   11.9
------------------------------------------------------------------------------------
      Total Commercial Lines                   $5,726                  100.0%
====================================================================================

PRODUCT LINES

The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in Commercial Lines are as follows:

COMMERCIAL MULTI-PERIL provides a combination of property and liability coverage typically for small businesses. Property insurance covers damages such as those caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage also insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

WORKERS' COMPENSATION provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work, cost-effective quality care, and customer service in this market. The Company offers the following three types of workers' compensation products:

      - guaranteed cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured's loss experience;

      - loss-sensitive insurance products, including large deductible plans and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and

      - service programs, which are generally sold to the Company's National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations under service agreements. The Company also participates in state assigned risk pools servicing workers' compensation policies as a servicing carrier and pool participant.

COMMERCIAL AUTOMOBILE provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

PROPERTY provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, severe winter weather and other events such as theft and vandalism, fires, explosions, and storms, and financial loss due to business interruption resulting from covered property damage. Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures and miscellaneous assumed reinsurance.

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

GENERAL LIABILITY provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

The Company distributes its commercial products through approximately 6,300 brokers and independent agencies located throughout the United States that are serviced by approximately 80 field offices and two customer service centers. In recent years, the Company has made significant investments in enhanced technology utilizing state-of-the-art Internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. The Company establishes relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company's products, the Company considers each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

NATIONAL ACCOUNTS sells a variety of casualty products and services to large companies. National Accounts also include the Company's residual market business, which primarily offers workers' compensation products and services to the involuntary market. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a guaranteed cost or a retrospectively rated insurance policy. Clients are frequently national in scope and range in size from businesses with sales of approximately $10 million per year to the largest Fortune 2000 corporations. Through a network of field offices, the Company's underwriting specialists work closely with national and regional brokers to tailor insurance coverages to meet clients' needs. Workers' compensation accounted for approximately 71% of sales to National Accounts customers during 2001, based on gross written premiums and fee income.

The Company's residual market business sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 35% of the total workers' compensation assigned risk market. The Company is one of only two servicing carriers which operate nationally. Assigned risk plan contracts generated approximately $80 million in service fee income in 2001.

COMMERCIAL ACCOUNTS sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts' casualty products target businesses with 75 to 1,000 employees, while its property and other related first party products target both large and mid-sized businesses. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs.

The Company continues to develop new industry targeted programs on a national level. The Company's industry specific knowledge, coupled with a disciplined exposure analysis process involving loss and claim control, allows its field underwriters to select, price and tailor terms and conditions for the better managed companies in each of the Company's industry segments.

A key objective of Commercial Accounts is continued focus on first party lines which cover risks of loss to property of the insured. Beyond the traditional middle-market network, dedicated units exist to complement the middle market or specifically respond to the unique or unusual business client insurance needs. These units are:

      -     boiler and machinery,

      -     commercial agribusiness,

      -     inland and ocean marine,

      -     trucking industry, and

      - the national commercial property division, which underwrites large property schedules such as Fortune 1000 companies.

Within Commercial Accounts, a construction unit exists with separately dedicated claims, engineering and underwriting expertise providing insurance and risk management targeted solely to the construction industry. The Company offers predominantly casualty products to mid-sized contractors on a guaranteed cost basis, and loss responsive products to the larger contractor marketplace.

SELECT ACCOUNTS is one of the leading providers of property casualty products to small businesses. It serves firms with one to 75 employees. Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company's Commercial Accounts and Personal Lines products.

BOND underwrites and markets its products to national, mid-sized and small customers as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers throughout the United States. Bond, through a newly established Global Services segment, also underwrites and markets surety products to large international businesses in Canada, the European Union, Latin and South America, Asia, Australia and New Zealand.

Bond's range of products includes fidelity and surety bonds, excess SIPC (Securities Investors Protection Corporation), directors' and officers' liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages. In addition, the Company markets blended products, which combine fidelity, employment practices liability insurance, directors' and officers' liability insurance, other related professional liability insurance and fiduciary liability insurance into one product with either individual or aggregate limits. The customer base ranges from large financial services companies and commercial entities to small businesses and individuals. Bond is organized into two broad product line groups: Surety and Executive Liability. Surety is organized around construction and commercial customer segments as well as a newly established Global Services segment. Executive Liability is organized around commercial and financial services customers.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc., or Reliance Surety. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the Company's financial statements beginning June 1, 2000.

GULF provides a diverse product and program portfolio of specialty insurance lines, with particular emphasis on management and professional liability. Products include various types of directors' and officers' insurance, fiduciary, and employment practices liability for all sectors of commercial companies and financial institutions. Errors and omissions coverages are provided for numerous professional exposures including architects and engineers, lawyers, accountants, insurance agents, mutual fund advisors and investment counselors. Gulf provides fidelity and commercial crime coverages for nearly all classes of business. Gulf also offers excess and umbrella coverages for various industries. In 2000, Gulf expanded its product offerings with the purchase of the renewal rights to Frontier Insurance Group, Inc.'s environmental and excess surplus lines casualty businesses.

PERSONAL LINES

The Company is the second largest writer of personal lines insurance through independent agents and the eighth largest writer of personal lines insurance overall in the United States based on 2000 direct written premiums as compiled and published by A.M. Best. The Company believes its brand recognition and customer and agent relationships are strengthened by its size and operating efficiencies, coupled with extensive underwriting, claims and actuarial experience. In 2001, Personal Lines generated net written premiums of approximately $4.1 billion.

                            2001 NET WRITTEN PREMIUMS

NET WRITTEN PREMIUMS BY PRODUCT LINE:               AMOUNT OF          PERCENTAGE OF TOTAL
(in millions)                                 NET WRITTEN PREMIUMS     NET WRITTEN PREMIUMS
------------------------------------------------------------------------------------------
Personal automobile                                     $2,591                  63.1%
Homeowners and other                                     1,517                  36.9
------------------------------------------------------------------------------------------
   Total Personal Lines                                 $4,108                 100.0%
==========================================================================================

PRODUCT LINES

The Company writes most types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.4 million policies in force at December 31, 2001. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

PERSONAL AUTOMOBILE provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

HOMEOWNERS AND OTHER provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for personal watercraft, personal articles such as jewelry, and umbrella liability protection.

PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

Insurance companies generally market personal automobile and homeowners insurance through one of three distribution systems: independent agents, exclusive agents or direct writing. The independent agents usually represent several unrelated property and casualty companies. Exclusive agents represent one company and generally sell a number of products, including life insurance and annuities in addition to property casualty products. In contrast, direct writing companies generally operate by mail and telephone through sales representatives.

The Company's Personal Lines products are distributed primarily through approximately 7,600 independent agencies located throughout the United States, supported by personnel in 12 marketing regions and six customer service centers. In selecting new independent agencies to distribute the Company's products, the Company considers each agency's profitability, financial stability, staff experience and strategic fit with the Company's operating and marketing plans. While the Company's principal markets for Personal Lines insurance are in states along the East Coast, in the South and Texas, Personal Lines is expanding its geographical presence across the United States.

Personal Lines operates three single state companies in Massachusetts, New Jersey and Florida with products marketed virtually exclusively through independent agents. These states represented 20.4% of Personal Lines direct written premiums in 2001. The companies were established to manage difficult automobile environments in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions. The establishment of these separate companies in these states limits the capital at risk.

Personal Lines also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. The Company handles the sales and service for these programs either through a sponsoring independent agent or through three of the Company's call center locations. The Company is one of the leading providers of personal lines products to members of affinity groups. A number of well-known corporations endorse the Company's product offerings to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that endorse the Company's tailored offerings to their members. Since 1995, the Company had a marketing agreement with GEICO to write the majority of GEICO's homeowners business, and to receive referrals from GEICO for new homeowners business. This agreement added historically profitable business and helped to geographically diversify the homeowners line of business.

The Company's expense management practices and sophisticated underwriting segmentation allow the Company to offer a competitively priced product. In addition, the Company is leveraging these strengths and its service capabilities including prompt and efficient claims handling and a high level of automation, to expand the geographic distribution of Personal Lines products through the Company's independent agents and additional distribution mechanisms.

REINSURANCE

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. The Company also holds collateral, including escrow funds and letters of credit, under reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see note 5 of the notes to the Company's consolidated financial statements.

The Company utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses. The Company utilizes the following types of reinsurance:

      - facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated;

      - treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and

      - catastrophe reinsurance, in which the Company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

CURRENT NET RETENTION POLICY

The descriptions below relate to the Company's reinsurance arrangements in effect at January 1, 2002. For third-party liability, including automobile no-fault, the reinsurance agreements used by Commercial Accounts limit the net retention to a maximum of $8.2 million per insured, per occurrence and those used by Select Accounts limit the net retention to a maximum of $6.4 million per insured, per occurrence. National Accounts utilizes reinsurance to limit net retained policy limits on third party coverages to $6.0 million. Gulf utilizes various reinsurance mechanisms and has limited its net retention to a maximum of $5.5 million per risk for any line of business. For commercial property insurance, there is a $7.5 million maximum retention per risk with 100% reinsurance coverage for risks with higher limits. The reinsurance agreement in place for workers' compensation policies written by Commercial Accounts, National Accounts, Select Accounts, and some segments of the residual market business within National Accounts and Gulf cover 75% of each loss between $10 million and $20 million. Personal Lines retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. For executive liability products such as errors and omissions liability, directors' and officers' liability, employment practices liability and blended insurance products, Bond generally retains from $2 million up to $5 million per risk. For surety protection, Bond generally retains up to $29.7 million per principal which may be increased based on the type of obligation and other credit risk factors. The Company reviews its retention policy on an ongoing basis.

CATASTROPHE REINSURANCE

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control the Company's exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover 67% of total losses between $450 million and $750 million. For multiple workers' compensation losses arising from a single occurrence, reinsurance agreements cover 100% of losses between $20 million and $250 million and, for workers' compensation losses caused by property perils, reinsurance agreements cover 67% of losses between $450 million and $750 million. The Company reviews its risk and catastrophe coverages at least quarterly and makes changes it deems appropriate.

RESERVES

Property and casualty loss reserves are established to account for the estimated ultimate unpaid costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by major product line, coverage and year.

The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed periodically by a qualified actuary employed by us.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company's reserving methods for environmental and asbestos claims, see "--Environmental, Asbestos and Other Cumulative Injury Claims."

DISCOUNTING

The liability for losses for some long-term disability payments under workers' compensation insurance and workers' compensation excess insurance has been discounted using a maximum interest rate of 5%. At December 31, 2001, 2000 and 1999 the combined amounts of discount on our balance sheets were $792 million, $800 million and $832 million, respectively.

The table at the end of this section sets forth the year-end reserves from 1991 through 2001 and the subsequent changes in those reserves, presented on a historical basis. Accordingly, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1991 to 1995 have not been restated to reflect the acquisition of Aetna's property and casualty insurance subsidiaries. Beginning in 1996, the table includes the reserve activity of Aetna. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1991 to 2001 year-end reserves and the subsequent changes in those reserves.

For instance, the "cumulative deficiency or redundancy" shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1991 included $4 million for a loss that is finally paid in 2001 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1991 to 2000 shown in the accompanying table.

OTHER FACTORS

Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as environmental, asbestos and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See "-- Environmental, Asbestos and Other Cumulative Injury Claims." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

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

The differences between the reserves for loss and loss adjustment expenses shown in the accompanying table, which is prepared in accordance with accounting principles generally accepted in the United States of America and those reported in the Company's annual reports filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were $(17) million, $9 million and $38 million for 2001, 2000 and 1999, respectively.

                                                                                     YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                           1991(a)    1992(a)    1993(a)    1994(a)     1995(a)      1996(b)
                                                           -----------------------------------------------------------------
                                                                                   (dollars in millions)
Reserves for Loss and Loss Adjustment
   Expense Originally Estimated:                           $8,360     $8,955     $9,319     $9,712      $10,090     $21,816
Cumulative amounts paid as of
  One year later                                            1,869      2,005      1,706      1,595        1,521       3,704
  Two years later                                           3,161      3,199      2,843      2,631        2,809       6,600
  Three years later                                         4,041      4,063      3,610      3,798        3,903       8,841
  Four years later                                          4,706      4,662      4,563      4,676        4,761      10,355
  Five years later                                          5,182      5,465      5,274      5,388        5,322      11,649
  Six years later                                           5,878      6,078      5,882      5,855        5,842
  Seven years later                                         6,421      6,618      6,289      6,324
  Eight years later                                         6,913      6,983      6,718
  Nine years later                                          7,250      7,383
  Ten years later                                           7,623

Reserves re-estimated as of
  One year later                                            8,362      9,058      9,270      9,486        9,848      21,345
  Two years later                                           8,637      9,139      9,234      9,310        9,785      21,160
  Three years later                                         8,906      9,183      9,108      9,395        9,789      20,816
  Four years later                                          9,026      9,189      9,271      9,427        9,735      20,664
  Five years later                                          9,123      9,405      9,298      9,463        9,711      20,427
  Six years later                                           9,367      9,440      9,349      9,441        9,661
  Seven years later                                         9,396      9,508      9,370      9,445
  Eight years later                                         9,477      9,555      9,374
  Nine years later                                          9,537      9,569
  Ten years later                                           9,568

Cumulative deficiency (redundancy)                          1,208        614         55       (267)        (429)     (1,389)

Gross liability - end of year                                                   $14,638   $ 15,013      $15,213     $30,969
  Reinsurance recoverables                                                        5,319      5,301        5,123       9,153
                                                                                -------   --------      -------     -------
Net liability - end of year                                                     $ 9,319   $  9,712      $10,090     $21,816
                                                                                -------   --------      -------     -------
Gross reestimated liability--latest                                             $14,742   $ 15,029      $14,633     $29,411
Reestimated reinsurance
   Recoverables--latest                                                           5,368      5,584        4,972       8,984
                                                                                -------   --------      -------     -------
Net reestimated liability--latest                                               $ 9,374   $  9,445      $ 9,661     $20,427
                                                                                -------   --------      -------     -------
Gross cumulative deficiency (redundancy)                                        $   104   $     16      $  (580)    $(1,558)
                                                                                =======   ========      =======     =======

                                                                          YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                           1997(b)   1998(b)    1999(b)    2000(b)    2001(b)(c)
                                                          -------------------------------------------------------
                                                                          (dollars in millions)
Reserves for Loss and Loss Adjustment
   Expense Originally Estimated:                          $21,406    $20,763    $19,983    $19,435     $20,197
Cumulative amounts paid as of
  One year later                                            4,025      4,159      4,082      4,374
  Two years later                                           6,882      6,879     6,957
  Three years later                                         8,850      9,006
  Four years later                                         10,480
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Reserves re-estimated as of
  One year later                                           21,083     20,521     19,736     19,394
  Two years later                                          20,697     20,172     19,600
  Three years later                                        20,417     19,975
  Four years later                                         20,168
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Cumulative deficiency (redundancy)                         (1,238)      (788)      (383)       (41)

Gross liability - end of year                              $30,138   $29,411    $28,854    $28,312     $30,617
  Reinsurance recoverables                                   8,732     8,648      8,871      8,877      10,420
                                                           -------   -------    -------    -------     -------
Net liability - end of year                                $21,406   $20,763    $19,983    $19,435     $20,197
                                                           -------   -------    -------    -------     -------
Gross reestimated liability--latest                        $28,658   $28,573    $28,555    $28,630
Reestimated reinsurance
   Recoverables--latest                                      8,490     8,598      8,955      9,236
                                                           -------   -------    -------    -------
Net reestimated liability--latest                          $20,168   $19,975    $19,600    $19,394
                                                           -------   -------    -------    -------
Gross cumulative deficiency (redundancy)                   $(1,480)  $  (838)   $  (299)   $   318
                                                           =======   =======    =======    =======

----------
(a) Excludes Aetna P&C reserves which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C.

(b) Includes Aetna P&C gross reserves of $16,775 million and net reserves of $11,752 million which were acquired on April 2, 1996 and subsequent development recorded by Aetna P&C.

(c) Includes reserves of The Northland Company and its subsidiaries and Associates Lloyds Insurance Company which were acquired on October 1, 2001 from Citigroup. Also includes reserves of CitiCapital Insurance Company, formerly known as Associates Insurance Company, which was contributed by Citigroup on October 3, 2001. These reserves total $623 million.

ENVIRONMENTAL, ASBESTOS AND OTHER CUMULATIVE INJURY CLAIMS

Environmental, asbestos and other cumulative injury claims are segregated from other claims and are handled separately by the Company's special liability group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on environmental, asbestos and other cumulative injury claims, see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

INTERCOMPANY REINSURANCE POOLS

Most of the Company's insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. At December 31, 2001, the intercompany pools were the Travelers Property Casualty pool and the Northland pool. As of October 1, 2001, most of the Gulf companies were included in the Travelers Property Casualty pool. The Northland companies were acquired from an affiliate and they maintain their own reinsurance pool. Each of these reinsurance pools permits the participating companies to rely on the capacity of the entire pool rather than just on its own capital and surplus. Under the arrangements of each reinsurance pool, the members share substantially all insurance business that is written, with some exceptions for the Northland pool, and allocate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America (Travelers C&S of America) does not participate in either pool and is dedicated to the Bond business. The Personal Lines single state companies are not included in any pool.

RATINGS

The following table summarizes the current claims-paying and financial strength ratings of the Company's property casualty insurance pools, CitiCapital and affiliates, Travelers C&S of America and some of the Company's Personal Lines single state companies, by A.M. Best, Fitch Ratings, Moody's and Standard & Poor's as of December 31, 2001. The table also presents the position of each rating in the applicable agency's rating scale.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   STANDARD &
                                                 A.M BEST             FITCH RATINGS             MOODY'S             POOR'S
------------------------------------------------------------------------------------------------------------------------------------
Travelers Property Casualty pool (a)          A++ (1st of 16)         AA  (3rd of 24)        Aa2 (3rd of 21)       AA- (4th of 21)
Northland pool (b)                            A+  (2nd of 16)                  --                     --                    --
CitiCapital and affiliates(c)                 A+  (2nd of 16)                  --                     --                    --
First Floridian Auto and Home Ins. Co.        A   (3rd of 16)         AA  (3rd of 24)                 --                    --
First Trenton Indemnity Company               A   (3rd of 16)         AA  (3rd of 24)                 --                    --
The Premier Insurance Co. of MA               A   (3rd of 16)         AA  (3rd of 24)                 --                    --
Travelers C&S of America                      A++ (1st of 16)         AA  (3rd of 24)        Aa2 (3rd of 21)       AA- (4th of 21)
====================================================================================================================================

(a) The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty and Surety Company of Illinois, Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, Travelers Commercial Casualty Company (formerly known as The Travelers Indemnity Company of Missouri), Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, The Travelers Indemnity Company of Illinois, Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Property Casualty Insurance Company of Illinois, Travelers Excess and Surplus Lines Company, Gulf Insurance Company, Atlantic Insurance Company, Select Insurance Company and Gulf Underwriters Insurance Company.

(b) The Northland pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company, and American Equity Specialty Insurance Company.

(c) CitiCapital and affiliates consists of CitiCapital Insurance Company, Commercial Guaranty Insurance Company and Associates Lloyds Insurance Company. Commercial Guaranty Insurance Company and Associates Lloyds cede all of their business to CitiCapital Insurance Company. CitiCapital Insurance Company was formerly known as Associates Insurance Company.

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

PERSONAL LINES. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company also competes for business within each of the independent agencies. These agencies also offer policies of competing independent agency companies. At the agency level, the Company believes that competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use captive agents or salaried employees to sell their products. In addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products by marketing to sponsoring organizations, including employee and affinity groups, and through joint marketing arrangements with other insurers. The Company believes that its continued focus on expense management practices and its underwriting segmentation abilities enable the Company to price its products competitively in all of its distribution channels.

REGULATION

STATE REGULATION

The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Financial examinations completed in the past three years have not resulted in any adjustments to statutory surplus and pending financial and market conduct examinations have not identified any material findings to date. At the present time, the Company's insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda, and the U.S. Virgin Islands, as well as Canada and the United Kingdom.

INSURANCE HOLDING COMPANY STATUTES

Although as a holding company, the Company is not regulated as an insurance company, the Company owns capital stock in insurance subsidiaries and therefore is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of the Company's insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

INSURANCE REGULATION CONCERNING DIVIDENDS

The Company's principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. During 2002, a significant portion of dividends from the Company's insurance subsidiaries is likely to be subject to approval from the Connecticut Insurance Department, depending upon the amount and timing of the payments.

INSURANCE REGULATIONS CONCERNING CHANGE OF CONTROL

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business that it is deemed to be commercially domiciled, in that state. The Company owns, directly or indirectly, all of the shares of stock of property and casualty insurance companies domiciled in the states of Arizona, California, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Massachusetts, Minnesota, Missouri, New Jersey and Texas. "Control" is generally presumed to exist through the ownership of 10% (5% in the case of Florida) or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of common stock representing 10% (5% in the case of Florida) or more of the voting power of the Company's capital stock will be presumed to have acquired control of the Company's domestic insurance subsidiaries unless, following application by that purchaser in each insurance subsidiary's state of domicile, the relevant insurance commissioner determines otherwise.

In addition to these filings, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

Any future transactions that would constitute a change in control of any of the Company's insurer subsidiaries would generally require prior approval by the insurance departments of the states in which the Company's insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of the Company's insurance subsidiaries is domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Insurance Companies Act of 1982 including approval of the Financial Services Authority.

Some of the Company's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TPC, the Company's sole shareholder.

INSURANCE REGULATORY INFORMATION SYSTEM

The NAIC Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As published by the NAIC, 11% of the companies included in the IRIS system have reported results outside the usual range on four or more ratios.

In each of 2001, 2000 and 1999, some of the Company's insurance subsidiaries have been outside of the usual range of IRIS ratios. No regulatory action is anticipated as a result of the 2001 IRIS ratio results. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company's insurance subsidiaries for the years ended December 31, 2000 and 1999, respectively.

RISK-BASED CAPITAL (RBC) REQUIREMENTS

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

      - underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

      -     declines in asset values arising from market and/or credit risk; and

      - off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2001, all of the Company's property and casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

FEDERAL REGULATION

Citigroup is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 and is a Financial Holding Company under the Gramm-Leach-Bliley Act of 1999 which eliminated many legal barriers to affiliations among banks, insurers, securities firms and other financial services providers.

Although the federal government does not generally regulate the business of insurance, other than flood insurance, federal initiatives often have an impact on the insurance industry. The Gramm-Leach-Bliley Act may have the effect of increasing competition in the insurance industry from other financial services providers. Other provisions of the Gramm-Leach-Bliley Act address privacy, uniform standards for the state licensing of insurance agents and conversion of mutual insurers to stock insurers.

INTEREST EXPENSE AND OTHER

Interest Expense and Other consists primarily of interest expense.

OTHER INFORMATION

GENERAL BUSINESS FACTORS

In the opinion of the Company's management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 2001, the Company had 20,199 full-time and 752 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company's employees is subject to collective bargaining agreements.

ITEM 2. PROPERTIES.

The Company currently owns six buildings in Hartford, Connecticut, which comprise its headquarters. The Company currently occupies approximately 1,030,000 square feet of office space in such buildings. The Company also owns other real property in Connecticut and a data center in Norcross, Georgia. The Company also leases approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut, under a sublease that expires in March 2004 with respect to approximately 118,000 square feet and expires in October 2008 with respect to the balance of the premises, 93,500 square feet at the 90 State House Square complex in Hartford, Connecticut, and 79,400 square feet at the 50/58 State House Square complex in Hartford, Connecticut. In addition, the Company leases 168 field and claim offices totaling approximately 4,717,000 square feet throughout the United States under leases or subleases with third parties.

The Company leases 284,225 square feet of office space in its headquarters buildings to Citigroup. The Company has agreed to exchange office space with Citigroup and, as a result, will relocate its operations from the office space at CityPlace to the six headquarters buildings and assign the lease for CityPlace to Citigroup. The exchange is anticipated to occur by the end of the first quarter of 2003, at which time the lease for office space in the headquarters buildings will terminate.

On September 1, 2001, the Company vacated the 50 Prospect Street complex in Hartford, Connecticut in order to undertake a complete renovation thereof over the next three years. Therefore, the Company leased approximately 423,000 square feet of office space in Hartford, Connecticut to temporarily house the displaced operations.

The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company's property is subject.

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of the Company's subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI. The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers' compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. After several voluntary dismissals, refilings and consolidations, actions are currently pending in the following jurisdictions:
Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc. et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al.). The Company has vigorously defended all of these cases and intends to continue doing so.

The trial courts have ordered dismissal of the California, Pennsylvania and New York cases, and partial dismissals of six others: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan have denied defendants' motions to dismiss. The California appellate court has reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court has affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts have denied class certification, while the Texas court has granted class certification. The New Jersey appellate court denied plaintiffs' request to appeal. Defendants' appeal of the Texas class certification decision is pending.

The Company provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al.) in New York over whether the Company is obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266 million before any reinsurance, recoveries and taxes. In December 2001, all defendants filed answers and counterclaims to the complaint, and on December 31, 2001, the plaintiff filed a motion for summary judgment, which was denied on March 5, 2002. The Company is vigorously defending the lawsuit and, in the opinion of the Company's management, the Company has meritorious defenses.

The Company is increasingly becoming subject to more aggressive asbestos-related litigation, and the Company expects this trend to continue. In October 2001, a purported class action suit (Wise v. Travelers) was filed against the Company and other insurers in state court in West Virginia alleging that the Company's conduct violated the West Virginia Unfair Trade Practice Act. The case seeks to reopen large numbers of settled asbestos claims and to impose liability on insurers directly. The complaint seeks damages, including punitive damages. In addition, in November 2001, the Company received notice under an administrative process of another purported class action proceeding making similar allegations under Massachusetts insurance law. The plaintiffs seek damages, including punitive damages.

In November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached duties to asbestos product end users. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. These cases are scheduled for trial as early as September 2002. Lawsuits based on similar allegations have been filed in courts in Louisiana, Massachusetts and Texas.

In the ordinary course of business, the Company's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict legal and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated.

The Company is defending its environmental and asbestos-related litigation vigorously and believes that it has meritorious defenses.

The Company is involved in numerous other lawsuits, other than asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company has 1,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2001. All shares are held by TPC, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $1.1 billion in 2001. See
Note 10 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA.

Omitted pursuant to General Instruction I (2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Result's of Operations, pursuant to General Instruction I (2) (a) of Form 10-K.

The Results of Operations reflect the consolidated results of Travelers Insurance Group Holdings Inc. (TIGHI) and its subsidiaries (the Company). The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

During April 2000, TPC completed a cash tender offer and merger, as a result of which the Company became TPC's wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of the Company's outstanding shares of common stock that were not already owned by TPC, representing approximately 14.8% of the Company's outstanding common stock, for approximately $2.4 billion in cash financed by a loan from Citigroup.

On March 21, 2002, TPC issued 210 million shares of its common stock in an initial public offering, and on March 26, 2002, the underwriters exercised their option to purchase an additional 21 million shares of its common stock, together representing approximately 23% of TPC's common equity. Citigroup has announced that it intends to make a tax-free distribution of most of Citigroup's ownership interest in TPC, subject to, among other things, regulatory approval and receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. Citigroup is under no obligation to make the distribution even if these approvals are obtained. Immediately after the distribution, Citigroup would own approximately 9.9% of TPC.

TPC provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. If the tax-free distribution by Citigroup occurs, TPC has agreed with Citigroup to negotiate in good faith the terms of a transition services agreement for the provision of these services. TPC has agreed with Citigroup that an affiliate will provide investment advisory services to TPC for a period and at fees to be mutually agreed upon.

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

In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Surety's commercial lines middle-market book of business (Reliance Middle Market). The Company also acquired the renewal rights to Frontier Insurance Group, Inc.'s (Frontier) environmental, excess and surplus lines casualty businesses and some classes of surety business.

On October 1, 2001, the Company paid $329 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of CitiCapital Insurance Company (CitiCapital) formerly known as Associates Insurance Company, with a net book value of $356 million was contributed to the Company by Citigroup. See notes 1 and 2 to the Company's consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31,

(in millions)                                                            2001      2000       1999
--------------------------------------------------------------------------------------------------
Revenues                                                              $12,221   $11,068   $ 10,572
--------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles   $ 1,115   $ 1,480   $  1,409
Cumulative effect of changes in accounting principles, net of tax           3        --       (133)
--------------------------------------------------------------------------------------------------
Net income (1)                                                        $ 1,118   $ 1,480   $  1,276
==================================================================================================

(1) Net income includes $211 million, $31 million and $72 million of realized investment gains in 2001, 2000 and 1999, respectively. Included in realized investment gains were after-tax impairment charges related to other than temporary declines in value of $95 million, $20 million and $28 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Net income was $1.118 billion in 2001, $1.480 billion in 2000 and $1.276 billion in 1999. Net income for 2001 included $3 million of restructuring charges related primarily to the downsizing of direct marketing activities and associated telemarketing operations in Personal Lines. Also included in 2001 was a charge of $1 million related to the initial adoption of the FASB Emerging Issues Task Force EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20), and a benefit of $4 million related to the initial adoption of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activity" (FAS 133). The net benefit of $3 million due to the adoption of these accounting changes has been accounted for as a cumulative effect of changes in accounting principles. Net income in 1999 included a charge of $160 million related to the initial adoption of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3), and a benefit of $27 million related to the initial adoption of AcSEC Statement of Position 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). The net charge of $133 million due to the initial adoption of these Statements of Position has also been accounted for as a cumulative effect of changes in accounting principles.

Operating income, which excludes realized investment gains in all years, restructuring charges and the cumulative effect of changes in accounting principles in 2001 and 1999 described above, was $907 million in 2001, $1.449 billion in 2000 and $1.337 billion in 1999. The decrease in operating earnings in 2001 from 2000 primarily reflects the impact of catastrophe losses of $490 million associated with the terrorist attack on September 11th. Operating earnings in 2001 were also reduced by increased loss cost trends, including increased medical costs, auto repair costs and reinsurance costs, and lower net investment income, partly offset by the benefit of rate increases, higher fee income and lower interest expense. The increase in operating income in 2000 from 1999 was due to Commercial Lines rate increases, lower catastrophe losses, higher net investment income, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) auto and homeowners products marketed through the agents of Primerica Financial Services, a unit of Citigroup, higher fee income and lower operating expenses. These factors were partially offset by increased loss cost trends, including increased medical costs and auto repair costs, lower favorable prior-year reserve development and higher interest expense. Results for 2000 and 1999 also reflected benefits resulting from legislative actions that changed the manner in which some states finance their workers' compensation second-injury funds, principally in the states of New York and Pennsylvania.

Revenues of $12.221 billion in 2001 increased $1.153 billion from 2000. Revenues of $11.068 billion in 2000 increased $496 million from 1999. The increase in revenue in 2001 from 2000 was primarily attributable to higher earned premiums, higher fee income and higher realized investment gains, partially offset by a decrease in net investment income. The increase in revenue in 2000 from 1999 was due to higher earned premiums, higher net investment income and higher fee income, partially offset by lower realized gains.

Earned premiums increased $949 million to $9.411 billion in 2001 primarily due to rate increases, the full year impact of the acquisitions in 2000 of Reliance Surety and the renewal rights for the Reliance Middle Market and Frontier businesses, combined with the purchase of Northland and contribution of CitiCapital in October 2001. Earned premiums increased $453 million to $8.462 billion in 2000 from 1999, primarily due to rate increases and the impact of the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Net investment income was $2.022 billion in 2001, a decrease of $138 million from 2000. This decrease largely reflects the increase in dividends to the Company's parent, lower fixed income interest rates and lower returns from private equity investments. Net investment income was $2.160 billion in 2000, an increase of $68 million from 1999 primarily due to a higher return on investments.

Fee income was $347 million in 2001, a $35 million increase from 2000. Fee income was $312 million in 2000, a $37 million increase from 1999. National Accounts within Commercial Lines is the primary source of fee income due to its service fee business. The increase in fee income in 2001 and 2000 was primarily due to the shift of business mix from premium-based products to fee-based products and the favorable rate environment and the repopulation of the involuntary pools.

Claims and expenses were $10.752 billion in 2001 compared to $9.041 billion in 2000 and $8.657 billion in 1999. The increase in claims and expenses in 2001 was primarily the result of higher catastrophe losses associated with the terrorist attack on September 11th, increased loss cost trends, and increased claims and operating expenses related to the growth in premiums, including the full-year impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses, and the acquisition of Northland and the contribution of CitiCapital in October 2001. The increase in claims and expenses in 2000 was primarily the result of increased loss cost trends, lower favorable prior-year reserve development, increased claims related to the growth in premiums, including the impact of the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses. These factors were partially offset by lower catastrophe losses, the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and a reduction in general and administrative expenses. Results for 2000 and 1999 also reflected benefits resulting from legislative actions that changed the manner in which some states finance their workers' compensation second-injury funds, principally in the states of New York and Pennsylvania.

The Company's effective tax rate was 24%, 27% and 26% in 2001, 2000 and 1999, respectively. These rates differed from the statutory tax rate in those years primarily due to non-taxable investment income. The decrease in the 2001 effective tax rate from 2000 was primarily due to relatively higher non-taxable income reflecting the impact of the losses associated with the terrorist attack on September 11th.

The statutory and GAAP combined ratios were as follows:

                                                    2001      2000      1999
--------------------------------------------------------------------------------
STATUTORY:
  Loss and Loss Adjustment Expense (LAE) ratio       80.7%     75.1%     74.3%
  Underwriting expense ratio                         27.3      27.0      28.8
  Combined ratio before policyholder dividends      108.0     102.1     103.1
  Combined ratio                                    108.3     102.5     103.7
--------------------------------------------------------------------------------
GAAP:
  Loss and LAE ratio                                 80.5%     74.2%     73.0%
  Underwriting expense ratio                         27.2      25.6      28.3
  Combined ratio before policyholder dividends      107.7      99.8     101.3
  Combined ratio                                    108.0     100.2     101.9
================================================================================

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of some expenses for GAAP reporting purposes only.

The 2001 statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory and GAAP combined ratios before policyholder dividends for 2001 would have been 100.0% and 99.7%, respectively. The 2000 statutory and GAAP combined ratios include an adjustment in Commercial Lines due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 2000 would have been 101.9% and 100.1%, respectively. The 1999 statutory combined ratio before policyholder dividends includes the treatment, on a statutory basis only, of a commutation of an asbestos liability to an insured. In addition, the 1999 statutory and GAAP combined ratios before policyholder dividends include an adjustment in Personal Lines associated with the termination of a quota share reinsurance arrangement. Excluding these items, the statutory and GAAP combined ratios before policyholder dividends for 1999 would have been 101.8% and 101.5%, respectively.

The decrease in the 2001 statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the terrorist attack on September 11th, compared to the 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the reinsurance transaction, was primarily due to premium growth related to rate increases and the impact of the increase in the Commercial Lines Bond business, primarily associated with the ongoing business associated with Reliance Surety acquisition, which generally has a lower loss and LAE ratio, partially offset by a higher underwriting expense ratio. Partially offsetting these items was the effect of increased loss cost trends.

The 2000 statutory combined ratio before policyholder dividends, excluding the impact of the reinsurance transaction, was virtually the same as the 1999 statutory combined ratio before policyholder dividends, excluding the commutation and quota share reinsurance adjustments. The 2000 statutory loss and loss adjustment expense ratio component increased primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses. The 2000 statutory underwriting expense ratio decreased primarily due to a disproportionately smaller increase in expenses associated with the growth in premiums.

The improvement in the 2000 GAAP combined ratio before policyholder dividends, excluding the impact of the reinsurance transaction, compared to the 1999 GAAP combined ratio before policyholder dividends, excluding the effects of a quota share termination, was primarily due to a decrease in the underwriting expense ratio related to a disproportionately smaller increase in expenses associated with the growth in premiums. This was partially offset by an increase in the loss and loss adjustment expense ratio primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by lower catastrophe losses.

RESULTS OF OPERATIONS BY SEGMENT FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

COMMERCIAL LINES
(in millions)                                                           2001     2000      1999
-----------------------------------------------------------------------------------------------

Revenues                                                              $7,751   $6,835   $ 6,492
-----------------------------------------------------------------------------------------------

Income before cumulative effect of changes in accounting principles   $  957   $1,220   $ 1,159
Cumulative effect of changes in accounting principles, net of tax          2       --      (133)
-----------------------------------------------------------------------------------------------

Net income (1)                                                        $  959   $1,220   $ 1,026
===============================================================================================

(1) Commercial Lines net income includes $208 million, $31 million and $82 million of realized investment gains in 2001, 2000 and 1999, respectively.

Net income was $959 million in 2001, $1.220 billion in 2000 and $1.026 billion in 1999. Included in net income in 2001 was a charge of $1 million related to the initial adoption of EITF 99-20. Also included in 2001 was a $3 million benefit related to the initial adoption of FAS 133. Both of these items have been accounted for as a cumulative effect of changes in accounting principles. Net income in 1999 included a charge of $160 million related to the initial adoption of SOP 97-3 and a benefit of $27 million related to the initial adoption of SOP 98-7. The net charge of $133 million due to the initial adoption of these Statements of Position has been accounted for as a cumulative effect of changes in accounting principles.

Commercial Lines operating income, which excludes realized investment gains in all years and the cumulative effect of changes in accounting principles in 2001 and 1999, was $749 million, $1.189 billion and $1.077 billion in 2001, 2000 and 1999, respectively. The 2001 decrease compared to 2000 primarily reflects the impact of catastrophe losses of $448 million associated with the terrorist attack on September 11th. The decrease also reflects increased loss cost trends, including increased medical costs, auto repair costs and reinsurance costs, and lower net investment income, partially offset by the benefit of rate increases, higher fee income and higher favorable prior- year reserve development. The improvement in operating income for 2000 over 1999 reflected rate increases, higher fee income, lower catastrophe losses and higher net investment income, partially offset by increased loss cost trends and lower favorable prior-year reserve development. Results for 2000 and 1999 also reflected benefits resulting from legislative actions that changed the manner in which some states finance their workers' compensation second-injury funds, principally in the states of New York and Pennsylvania.

Revenues of $7.751 billion in 2001 increased $916 million from 2000. Revenues of $6.835 billion in 2000 increased $343 million from 1999. The increase in 2001 reflected higher earned premiums, higher fee income and higher realized investment gains, partially offset by a decrease in net investment income. The increase in 2000 reflected higher earned premiums, higher fee income and higher net investment income, partially offset by a decrease in realized investment gains.

Earned premiums were $5.431 billion in 2001 compared to $4.747 billion in 2000 and $4.375 billion in 1999. The 2001 increase in earned premiums was primarily due to rate increases, the full-year impact of the ongoing business associated with the Reliance Surety acquisition and the renewal rights for the Reliance Middle Market and Frontier businesses, and the acquisition of Northland and the contribution of CitiCapital in October 2001. The 2000 increase in earned premiums was primarily due to rate increases, the Reliance Surety acquisition and the new business associated with the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses.

Net investment income was $1.615 billion for 2001, a decrease of $98 million from $1.713 billion in 2000. This decrease largely reflects the increase in dividends and debt repayments to Citigroup, lower fixed income interest rates and lower returns from private equity investments. Net investment income was $1.713 billion in

2000, an increase of $24 million from $1.689 billion in 1999. This increase was primarily due to a higher return on investments.

Fee income was $347 million in 2001, a $35 million increase from 2000. Fee income was $312 million in 2000, a $37 million increase from 1999. National Accounts is the primary source of fee income due to its service fee business. The increase in fee income in 2001 and 2000 was primarily due to the shift of business mix from premium-based products to fee-based products, the favorable rate environment and the repopulation of involuntary pools.

Net written premiums by market for the three years ended December 31:

(in millions)                                     2001         2000         1999
--------------------------------------------------------------------------------
National Accounts                               $  419       $  352       $  488
Commercial Accounts                              2,396        2,099        1,816
Select Accounts                                  1,713        1,575        1,494
Bond                                               590          487          207
Gulf                                               608          517          403
--------------------------------------------------------------------------------

Total net written premiums                      $5,726       $5,030       $4,408
================================================================================

Commercial Lines net written premiums were $5.726 billion in 2001 compared to $5.030 billion in 2000 and $4.408 billion in 1999. The 2001 increase reflected the impact of the improving rate environment as evidenced by the continued favorable pricing on new and renewal business. The 2001 increase also includes the full-year impact of the acquisition in 2000 of the renewal rights for the Reliance Middle Market business combined with net written premiums related to the acquisition of Northland and the contribution of CitiCapital in October 2001 in Commercial Accounts, the acquisition in 2000 of the renewal rights for the Frontier business in Gulf and the impact of the ongoing business associated with the Reliance Surety acquisition in Bond. Included in Bond net written premiums in 2000 is an increase of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The 2000 increase reflected the impact of an improving rate environment as evidenced by the continued favorable pricing on new and renewal business. Also contributing to the increase in net written premiums in 2000 was the impact of new business associated with the acquisition of the renewal rights for the Reliance Middle Market business in Commercial Accounts, the impact of the Reliance Surety acquisition in Bond and the new business associated with the acquisition of the renewal rights for the Frontier business in Gulf.

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the residual market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $419 million in 2001 compared to $352 million in 2000. This increase was primarily due to the purchase of less reinsurance, reflecting the shift in business mix from guaranteed cost products to loss-sensitive products, combined with the repopulation of the involuntary pools. National Accounts net written premiums were $352 million in 2000 compared to $488 million in 1999. This decrease was primarily due to a decrease in the Company's level of involuntary pool participation, the result of pricing declines due to the highly competitive marketplace, and the Company's disciplined approach to underwriting and risk management.

For 2001, new business in National Accounts was marginally lower than 2000, reflecting a disciplined approach to market opportunities. The business retention ratio for 2001 was moderately lower than 2000, reflecting a focus on account profitability and an increase in lost business due to the renewal price increases in 2001. New business in National Accounts for 2000 was marginally lower than 1999, reflecting the Company's disciplined approach to underwriting and risk management. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Within Commercial Accounts, a dedicated construction unit exists as well as a unit which primarily writes coverages for the trucking industry. Commercial Accounts net written premiums of $2.396 billion in 2001 were $297 million above 2000 premium levels. This increase reflected continued favorable pricing on renewal business, favorable new business in national property, the acquisition of Northland and the contribution of CitiCapital in October 2001. Commercial Accounts net written premiums were $2.099 billion in 2000 compared to $1.816 billion in 1999, reflecting the impact of the new business associated with the Reliance Middle Market business and the impact of the improving rate environment.

For 2001, new premium business in Commercial Accounts was moderately lower than 2000, reflecting the acquisition of the renewal rights for the Reliance Middle Market business in 2000. The business retention ratio for 2001 was significantly lower than 2000, reflecting the continued disciplined approach to achieving acceptable levels of account profitability and an increase in lost business due to the renewal price increases in 2001. New business in Commercial Accounts for 2000 was significantly higher than 1999, reflecting the impact of the acquisition of Reliance Middle Market renewal business. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $1.713 billion in 2001 compared to $1.575 billion in 2000 and $1.494 billion in 1999. The increase in Select Accounts net written premiums primarily reflected price increases on renewal business. This increase was partially offset by the Company's continued disciplined approach to underwriting and risk management. New premium business in Select Accounts was marginally lower in 2001 compared to 2000. The business retention ratio for 2001 was virtually the same as 2000. For 2000, new business in Select Accounts was moderately higher than 1999, reflecting the unusually low new business in 1999 resulting from the Company's selective underwriting policy in the highly competitive marketplace. The business retention ratio for 2000 was moderately lower than 1999, reflecting an increase in lost business due to the renewal price increases in 2000.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond's net written premiums of $590 million in 2001 were $234 million above 2000, excluding an adjustment of $131 million in 2000 due to a reinsurance transaction associated with the acquisition of the Reliance Surety business, primarily due to the full-year impact of the ongoing business associated with the Reliance Surety acquisition and production growth in Bond's Executive Liability product line group, specifically its fidelity, directors' and officers' liability and blended product lines. The blended product lines combine fidelity insurance, employment practices liability insurance, directors' and officers' liability insurance, other related professional liability insurance and fiduciary liability insurance into one product with either individual or aggregate limits. The growth in these product lines is reflective of Bond's strategy to further enhance its product and customer diversification through the faster growing and larger executive liability market. Bond's net written premiums of $356 million in 2000, excluding an adjustment of $131 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business, were $149 million above 1999 due to the impact of the Reliance Surety acquisition and production growth in Bond's Executive Liability product line group, specifically its fidelity, directors' and officers' liability and blended product lines.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Gulf's net written premiums were $608 million in 2001, compared to $517 million in 2000. This increase primarily reflected the full-year impact of the renewal rights for the Frontier business and participation in the London market. Gulf's net written premiums of $517 million in 2000 were $114 million above 1999 due to the impact of the new business associated with the acquisition of the renewal rights for the Frontier business and less use of reinsurance.

Commercial Lines claims and expenses of $6.494 billion in 2001 increased $1.323 billion from 2000 and increased $244 million in 2000 compared to 1999. The 2001 increase was primarily due to higher catastrophe losses primarily associated with the terrorist attack on September 11th, increased loss cost trends, including increased medical costs, auto repair costs and reinsurance costs, higher losses and operating expenses associated with the growth in premium and claims volume including the full-year impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses, and the acquisition of Northland and contribution of CitiCapital in October 2001, partially offset by higher favorable prior-year reserve development. The 2000 increase was primarily due to increased loss cost trends, lower favorable prior-year reserve development and higher losses associated with the growth in premium and claims volume, partially offset by lower catastrophe losses. Results for 2000 and 1999 reflected benefits resulting from legislative actions that changed the manner in which some states finance their workers' compensation second-injury funds, principally in the states of New York and Pennsylvania.

Catastrophe losses, net of taxes and reinsurance, were $471 million and $27 million in 2001 and 1999, respectively. There were no catastrophe losses in 2000. Catastrophe losses in 2001 were primarily due to the Seattle earthquake, Tropical Storm Allison and the terrorist attack on September 11th. The 1999 catastrophe losses were primarily due to Hurricane Floyd and tornadoes in Oklahoma.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                         2001      2000      1999
----------------------------------------------------------------------------------
STATUTORY:
  Loss and LAE ratio                                     83.4%     76.0%     77.9%
  Underwriting expense ratio                             28.7      27.8      30.7
  Combined ratio before policyholder dividends          112.1     103.8     108.6
  Combined ratio                                        112.6     104.5     109.7
----------------------------------------------------------------------------------
GAAP:
  Loss and LAE ratio                                     83.0%     74.7%     75.2%
  Underwriting expense ratio                             28.2      25.4      29.8
  Combined ratio before policyholder dividends          111.2     100.1     105.0
  Combined ratio                                        111.7     100.8     106.1
==================================================================================

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of some expenses for GAAP reporting purposes only.

The 2001 statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory and GAAP combined ratios before policyholder dividends for 2001 would have been 99.5% and 98.4%, respectively. The 2000 statutory and GAAP combined ratios include an adjustment associated with the acquisition of the Reliance Surety business. Excluding this adjustment, the statutory and GAAP combined ratios before policyholder dividends for 2000 would have been 103.5% and 100.8%, respectively. The 1999 statutory combined ratio reflects the treatment, on a statutory basis only, of the commutation of an asbestos liability to an insured. Excluding the commutation, the statutory combined ratio before policyholder dividends for 1999 would have been 106.1%.

The decrease in the 2001 statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the terrorist attack on September 11th, compared to the 2000 statutory and GAAP combined ratios before policyholder dividends, excluding the impact of the Reliance Surety reinsurance transaction, was primarily due to premium growth related to rate increases, the full-year impact of the ongoing business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses and higher favorable prior-year reserve development, partially offset by increased loss cost trends and catastrophe losses due to the Seattle earthquake and Tropical Storm Allison in 2001.

The improvement in the 2000 statutory and GAAP combined ratios before policyholder dividends compared to 1999, excluding the related adjustments above, was primarily due to premium growth related to rate increases as well as the impact of the Reliance Surety acquisition and the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses, and lower catastrophe losses. This was partially offset by increased loss cost trends, lower favorable prior-year reserve development and a disproportionately smaller increase in expenses associated with the growth in premiums.

PERSONAL LINES
(in millions)                                                             2001     2000     1999
------------------------------------------------------------------------------------------------

Revenues                                                                $4,454   $4,232   $4,077
------------------------------------------------------------------------------------------------

Net income before cumulative effect of change in accounting principle   $  241   $  360   $  358
Cumulative effect of change in accounting principle, net of tax              1       --       --
------------------------------------------------------------------------------------------------

Net income (1)                                                          $  242   $  360   $  358
================================================================================================

(1) Personal Lines net income includes $3 million of realized investment gains in 2001 and $10 million of realized investment losses in 1999.

Net income in 2001 was $242 million compared to $360 million in 2000 and $358 million in 1999. Net income for 2001 included $3 million of restructuring charges related primarily to the downsizing of direct marketing activities and associated telemarketing operations in Personal Lines and a $1 million benefit related to the initial adoption of FAS 133, which has been accounted for as a cumulative effect of a change in accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses in all years and the cumulative effect of a change in accounting principle and the restructuring charges in 2001, was $241 million, $360 million and $368 million in 2001, 2000 and 1999, respectively. The decrease in operating income in 2001 reflects the impact of catastrophe losses of $42 million associated with the terrorist attack on September 11th. The decrease in operating income in 2001 also reflects the effects of increased loss cost trends, including increased medical costs and auto repair costs, lower favorable prior-year reserve development and lower net investment income partially offset by rate increases. The decrease in operating income in 2000 was primarily due to increased loss cost trends and lower favorable prior-year reserve development, partially offset by the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products, higher net investment income and lower catastrophe losses.

Revenues in 2001 were $4.454 billion compared to $4.232 billion in 2000. The increase was primarily attributable to a $249 million growth in earned premiums primarily due to rate increases and $6 million of realized investment gains in 2001, compared to no realized investment gains in 2000. This was partially offset by a $36 million decrease in net investment income from 2000, which largely reflects the increase in dividends and debt repayments to Citigroup and lower fixed income interest rates.

Revenues in 2000 of $4.232 billion increased $155 million from 1999. The increase in revenues in 2000 reflected growth in earned premiums in all distribution channels except TRAVELERS SECURE(R), higher net investment income and lower realized investment losses. Personal Lines had approximately 5.4 million, 5.4 million and 5.3 million policies in force at December 31, 2001, 2000 and 1999, respectively.

Net written premiums by product line for the three years ended December 31:

(in millions)                                     2001         2000         1999
--------------------------------------------------------------------------------

Personal automobile                             $2,591       $2,366       $2,369
Homeowners and other                             1,517        1,447        1,436
--------------------------------------------------------------------------------

Total net written premiums                      $4,108       $3,813       $3,805
================================================================================

Personal Lines net written premiums in 2001 were $4.108 billion compared to $3.813 billion in 2000. The increase in 2001 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums. The business retention ratio in 2001 is comparable to the 2000 ratio.

Personal Lines net written premiums in 2000 were $3.813 billion, compared to $3.733 billion in 1999 (excluding an adjustment of $72 million associated with the termination of a quota share reinsurance arrangement). The increase in 2000 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by planned reductions in the TRAVELERS SECURE(R) auto and homeowners business, a mandated rate decrease in New Jersey, and continued emphasis on disciplined underwriting and risk management. The business retention ratio in 2000 was moderately lower compared to 1999, reflecting planned reductions in the TRAVELERS SECURE(R) auto and homeowners business.

Personal Lines claims and expenses were $4.115 billion in 2001 compared to $3.715 billion in 2000 and $3.561 billion in 1999. The increase in claims and expenses in 2001 reflects higher catastrophe losses associated with the terrorist attack on September 11th. The increase also reflects the impact of increased loss cost trends and lower favorable prior-year reserve development. The 2000 increase was primarily the result of increased loss cost trends, lower favorable prior-year reserve development and higher losses associated with the growth in premiums and related claim volume, partially offset by the 1999 charge related to curtailing the sale of TRAVELERS SECURE(R) products and lower catastrophe losses.

Catastrophe losses, net of taxes and reinsurance, were $86 million, $54 million and $79 million in 2001, 2000 and 1999, respectively. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in the Midwest and Texas in the second quarter and the terrorist attack on September 11th in the third quarter. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter. Catastrophe losses in 1999 were primarily due to Hurricane Floyd in the third quarter, wind and hailstorms on the East Coast and tornadoes in the Midwest in the second quarter and a wind and ice storm in the Midwest and Northeast in the first quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                 2001         2000         1999
--------------------------------------------------------------------------------
STATUTORY:
  Loss and LAE ratio                             77.0%        73.8%        70.0%
  Underwriting expense ratio                     25.3         25.9         26.7
  Combined ratio                                102.3         99.7         96.7
--------------------------------------------------------------------------------
GAAP:
  Loss and LAE ratio                             77.0%        73.6%        70.3%
  Underwriting expense ratio                     25.8         25.7         26.5
  Combined ratio                                102.8         99.3         96.8
================================================================================

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of some expenses for GAAP reporting purposes only.

The 2001 statutory and GAAP combined ratios include the impact of the terrorist attack on September 11th. Excluding the impact of this event, the statutory and GAAP combined ratios for 2001 would have been 100.7% and 101.2%, respectively. The increase in the 2001 statutory and GAAP combined ratios, excluding the impact of the terrorist attack on September 11th, compared to the 2000 statutory and GAAP combined ratios reflects increased loss cost trends and lower favorable prior-year reserve development, partially offset by the growth in premiums due to rate increases.

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

INTEREST EXPENSE AND OTHER
(in millions)                                  2001          2000          1999
--------------------------------------------------------------------------------

Revenues                                       $ 16         $   1         $   3
Net loss                                       $(83)        $(100)        $(108)
================================================================================

The primary component of net loss for the years ended December 31, 2001, 2000 and 1999 was after-tax interest expense of $79 million, $87 million and $99 million, respectively. The decrease in interest expense in 2001 is due to lower interest rates on refinanced debt. The decrease in interest expense in 2000 from 1999 is due to lower outstanding debt in 2000 resulting from $400 million of maturing debt which was repaid in 1999.

ENVIRONMENTAL CLAIMS

The Company continues to receive claims from insureds which allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and insureds. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

The Company's reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company's environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. At December 31, 2001, approximately 75% of the net environmental reserve (approximately $298 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 25% of the net environmental reserve (approximately $98 million) consists of case reserves for resolved claims.

The Company's reserving methodology is preferable to one based on "identified claims" because the resolution of environmental exposures by the Company generally occurs by settlement on an insured-by-insured basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the insured extinguishes any obligation the Company may have under any policy issued to the insured for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the insured. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce its potential environmental exposure and eliminate the risks presented by coverage litigation with the insured and related costs.

In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Accordingly, there remains a high degree of uncertainty with respect to future exposure from environmental claims.

The duration of the Company's investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the insured in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the insured and the Company and the willingness of the insured and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and insured-by-insured, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving these claims, the duration may vary from months to several years.

The Company also compares the Company's historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

The following table displays activity for environmental losses and loss expenses and reserves for the years ended December 31:

(in millions)                                      2001        2000        1999
--------------------------------------------------------------------------------
Beginning reserves:
    Direct                                        $ 669       $ 801       $ 928
    Ceded                                          (111)       (125)        (96)
--------------------------------------------------------------------------------

    Net                                             558         676         832
Incurred losses and loss expenses:
    Direct                                           58          75         139
    Ceded                                           (12)        (11)        (82)
Losses paid:
    Direct                                          248         207         266
    Ceded                                           (40)        (25)        (53)
--------------------------------------------------------------------------------

Ending reserves:
    Direct                                          479         669         801
    Ceded                                           (83)       (111)       (125)
--------------------------------------------------------------------------------

    Net                                           $ 396       $ 558       $ 676
================================================================================

Over the past three years, the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes, a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company, as well as a continued reduction in the number of policyholders with active environmental claims.

As of December 31, 2001, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 216, approximately 11% less than the number pending as of December 31, 2000, and approximately 20% less than the number pending as of December 31, 1999. Also, in 2001, there were 134 policyholders tendering for the first time an environmental remediation-type claim to the Company. This compares to 158 policyholders doing so in 2000 and 256 policyholders in 1999.

As of December 31, 2001, the Company has resolved the environmental liabilities presented by 5,595 of the 6,214 policyholders who have tendered environmental claims to the Company for approximately $1.88 billion (before reinsurance). This resolution comprises 90% of the policyholders who have tendered these claims. The Company generally has been successful in resolving its coverage litigation disputes and continues to reduce its potential exposure through favorable settlements with some insureds.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability for asbestos claims from both a coverage and liability standpoint far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. Since the beginning of 2000, the Company has experienced an increase over prior years in the number of asbestos claims being tendered to the Company and the Company expects this trend to continue. Factors lending to these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including the Company. Particularly during the last few months of 2001 and continuing into 2002, these trends have both accelerated and become more visible. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects this trend to continue. Although it is difficult to predict whether these policyholders will be successful on both issues, to the extent both issues are resolved in their favor, the Company's coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

In addition, proceedings have recently been launched directly against insurers, including the Company, challenging insurers' conduct in respect of asbestos claims, including in some cases with respect to previous settlements. Some plaintiffs have also joined the Company as defendants in asbestos personal injury cases that are close to trial. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.


Because each insured presents different liability and coverage issues, the Company evaluates those issues on an insured-by-insured basis. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

In establishing the Company's asbestos reserves, the Company evaluates the exposure presented by each insured. In the course of this evaluation, the Company considers: available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

At December 31, 2001, approximately 81% (approximately $665 million) of the net asbestos reserves represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 19% of the net asbestos reserve (approximately $155 million) is for pending asbestos claims. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims that indicated a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

In general, the Company posts case reserves for pending asbestos claims within approximately 30 business days of receipt of these claims. The following table displays activity for asbestos losses and loss expenses and reserves for the years ended December 31:

(in millions)                                    2001         2000         1999
--------------------------------------------------------------------------------

Beginning reserves:
    Direct                                    $ 1,005      $ 1,050      $ 1,252
    Ceded                                        (199)        (223)        (266)
--------------------------------------------------------------------------------

    Net                                           806          827          986
Incurred losses and loss expenses:
    Direct                                        283          187          128
    Ceded                                         (94)        (137)         (71)
Losses paid:
    Direct                                        242          232          330
    Ceded                                         (67)        (161)        (114)
--------------------------------------------------------------------------------

Ending reserves:
    Direct                                      1,046        1,005        1,050
    Ceded                                        (226)        (199)        (223)
--------------------------------------------------------------------------------

    Net                                       $   820      $   806      $   827
================================================================================

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the factors described above. Conventional actuarial techniques are not used to estimate these reserves.

As a result of the processes and procedures described above, the reserves carried for environmental and asbestos claims at December 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding the related reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the ability and flexibility of the Company's parent, TPC, to advance TPC's strategic goals following its initial public offering, Citigroup has entered into an agreement under which it will provide TPC with significant financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. These potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents, latex gloves, silica, mold and other potentially harmful substances.

Due to claimants' allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding these claims are presented. The claimants' theories of liability must be evaluated, the evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant's damages must be made and the law of the applicable jurisdiction must be analyzed. In addition, the Company must review the number of policies it has issued to the insured and whether these policies are triggered by the allegations, the terms and limits of liability of these policies, the obligations of other insurers to respond to the claim and the role, if any, of non-CIOTA claims or potential non-CIOTA claims in any resolution process.

To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlement with the policyholder or through coverage litigation. Historically, the Company's experience has indicated that insureds with potentially significant environmental and/or asbestos exposures may often have other CIOTA exposures or CIOTA claims pending with the Company. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve. Generally, the terms of a settlement agreement set forth the nature of the Company's participation in resolving CIOTA claims and the scope of coverage to be provided by the Company, and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company's approach also has the effect of determining losses at a date earlier than would have occurred in the absence of these settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that the Company ultimately would have paid had the claims not been settled in this manner.

At December 31, 2001, approximately 80% (approximately $569 million) of the net CIOTA reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 20% of the net CIOTA reserve (approximately $141 million) is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves for the years ended December 31:

(in millions)                                    2001         2000         1999
--------------------------------------------------------------------------------

Beginning reserves:
    Direct                                    $ 1,079      $ 1,184      $ 1,346
    Ceded                                        (280)        (313)        (392)
--------------------------------------------------------------------------------

    Net                                           799          871          954
Incurred losses and loss expenses:
    Direct                                       (115)          27          (36)
    Ceded                                          70          (11)          28
Losses paid:
    Direct                                         71          132          126
    Ceded                                         (27)         (44)         (51)
--------------------------------------------------------------------------------

Ending reserves:
    Direct                                        893        1,079        1,184
    Ceded                                        (183)        (280)        (313)
--------------------------------------------------------------------------------

    Net                                       $   710      $   799      $   871
================================================================================

OUTLOOK

A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook, including improvement in pricing in the commercial lines marketplace as evidenced by price increases, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends, including medical inflation and increasing auto loss costs, asbestos related developments and rising reinsurance and litigation costs.

PROPERTY CASUALTY INSURANCE INDUSTRY

The property and casualty insurance industry continues to be reshaped by consolidation and globalization. The Company's strategic objectives are to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States, as the industry consolidates.

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

As required by various state laws and regulations, the Company's insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. The Company believes that these assessments will not have a material impact on its results of operations.

Some social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of some types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability, affordability and claim concerns and the resulting laws, if any, could adversely affect the Company's ability to write business with appropriate returns.

COMMERCIAL LINES

In 2001, the trend of higher rates continued in Commercial Lines. Prices generally rose throughout the year, although some of the increases varied significantly by region and business segment. These increases were necessary to offset the impact of rising loss cost trends and the decline in profitability from the competitive pressures of the last several years. Since the terrorist attack on September 11th, there has been greater concern over the availability, terms and conditions, and pricing of reinsurance. As a result, the primary insurance market is expected to continue to see significant rate increases for certain coverages.

In National Accounts, where programs include risk management services, such as claims settlement, loss control and risk management information services, generally offered in connection with a large deductible or self-insured program, and risk transfer, typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing improved during 2001 and 2000. National Accounts has benefited from higher rates on both new and renewal business as evidenced by the improving profit margins earned on this business. National Accounts believes that pricing will continue to firm into 2002. However, National Accounts will continue to reject business that is not expected to produce acceptable returns. Included in National Accounts is service fee income for policy and claim administration of several states' Workers' Compensation Residual Market pools. After several years of depopulation, these pools are growing significantly as the primary market is firming. Premium that the Company services for these pools grew 76% in 2001 compared to 2000 and is expected to continue to grow significantly.

Commercial Accounts achieved double-digit price increases on renewal business during 2001 and 2000, improving the overall profit margin in this business and offsetting the impacts of rising loss cost inflation, medical inflation and reinsurance costs. Commercial Accounts will continue to seek significant rate increases in 2002, as pricing in some areas and business segments still has not improved to the point of producing acceptable returns.

In Select Accounts, the trend toward increased pricing on renewal business that started in late 1999 gained momentum in 2000 and continued to improve during 2001. Prices generally rose during this time frame while customer retention remained consistent with prior periods. Price increases varied significantly by region, industry and product. However, the ability of Select Accounts to achieve future rate increases is subject to regulatory constraints in some jurisdictions. Loss cost trends in Select Accounts also worsened in 2001, especially in workers' compensation and property. The impact of these negative loss cost trends has been partially offset by the Company's continued disciplined approach to underwriting and risk selection. The Company will continue to pursue business based on its ability to achieve acceptable returns.

Bond achieved significant growth in 2001 and 2000, with the acquisition of Reliance Surety cementing a leadership position in the surety bond marketplace by broadening product and service capabilities. In addition, Bond's expanding array of products and recognized expertise in the executive liability marketplace has enabled Bond to further enhance its product and customer diversification and profit opportunities. Bond's focus remains on underwriting and selling their products to customers that provide the greatest opportunity for profit. Bond is also focused on the Company's efforts to cross-sell its expanding array of specialty products to existing customers of Commercial Lines and Personal Lines. In Bond, prices in both of its markets began to modestly increase in late 2001. In 2001, Bond and the industry have experienced an increase in claim frequency and severity in the most recent accident years. This increase in claim frequency and severity has impacted the primary insurer and reinsurance capacity in Bond's marketplace. This decrease in capacity is expected to create opportunities for further price increases for all products in 2002, although the worsening loss cost trends and increased cost of reinsurance will offset some of the positive impact.

In Gulf, rate increases began in most lines of business in 2001 although specific increases varied significantly by region, industry and product. Improvement was most evident in the umbrella and excess and surplus lines of business, with lesser increases achieved in the professional liability lines of business. In most areas of the business, capacity has dissipated due to reinsurance constriction, which should lead to further rate increases throughout 2002. The favorable impact from rate improvement continues to be offset by rising loss costs. Gulf will reduce its exposure in products and business segments where acceptable returns have not been achieved. Gulf scaled back its assumed reinsurance business in 2001 and at the same time began to restructure its transportation and property business. The Company is currently engaged in discussions with a potential minority investor in Gulf pursuant to which such investor would acquire debt and up to 20% equity interest in Gulf. The transaction, if agreed to, would be subject to customary conditions. The Company has tentatively agreed that, if the Company proceeds, the Company would grant the investor customary "demand" and "piggyback" registration rights with respect to its investment in Gulf.

See the preceding discussions of Environmental Claims, Asbestos Claims and Litigation and Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves.


Insurers generally, including the Company, are experiencing an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including the Company. Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. Particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends described above have both accelerated and become more visible. In addition, these claims and the related litigation could result in liability exceeding these reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the ability and flexibility of the Company's parent, TPC, to advance TPC's strategic goals following its initial public offering, Citigroup has entered into an agreement under which it will provide TPC with significant financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

PERSONAL LINES

Personal Lines' strategy includes control of operating expenses to improve competitiveness and profitability, growth in sales primarily through independent agents and selective expansion of additional marketing channels to broaden distribution to a wider customer base. These growth strategies also provide opportunities to leverage the existing cost structure and achieve economies of scale. In addition, Personal Lines continues to take action to control its exposure to catastrophe losses, including limiting the writing of new homeowners business in some markets, implementing price increases in certain hurricane-prone areas and non-renewing policies in some hurricane-prone areas where acceptable returns are not being achieved, subject to restrictions imposed by insurance regulatory authorities.

The personal auto insurance marketplace remains highly competitive as some personal auto carriers have been reluctant to increase prices to fully offset increases in loss cost trends due to inflationary pressures in medical costs and auto repair costs. These trends are expected to continue into 2002. Personal Lines will continue to emphasize underwriting discipline in this competitive marketplace and continue to pursue its strategy of increases in auto rates to offset increases in loss cost trends. Market conditions for homeowners insurance have remained stable, with the industry experiencing modest rate increases. Personal Lines expects homeowners rate increases to continue in 2002. Homeowners loss cost trends continue to increase at modest levels, reflecting inflationary pressures and the increased frequency of weather-related losses.

The personal lines insurance market shows indications of contraction as a result of the terrorist attack on September 11th. Several personal lines carriers have ceased writing new policies and begun non-renewal of existing policies. As carriers fail to renew policies and exit markets, Personal Lines is well positioned with its independent agents to take advantage of this opportunity to properly underwrite and bind this new business.

TRANSACTIONS WITH RELATED PARTIES

TPC has agreed with Citigroup that, promptly following the completion of the initial public offering of stock by TPC, TPC, will take all reasonable action to negotiate in good faith the terms of a transition services agreement for the provision of facilities sharing, systems, corporate, administrative and other existing shared services to take effect after the distribution. This agreement will reflect pricing terms for these services to be mutually agreed upon subject to all applicable regulatory requirements. The term for the provision of each service will be determined on a case by case basis up to a maximum term of one year and subject to an extension for a second year for various services and upon advance notice. TPC, the Company and its subsidiaries intend to develop their internal capabilities in the future in order to reduce their reliance on Citigroup for such services.

Citigroup has provided corporate staff services, including legal, internal audit and other services, to the Company at cost under a service reimbursement agreement and may, but will not be obligated to continue to do so following completion of the tax-free distribution.

TPC intends to enter into an agreement under which a Citigroup affiliate will provide investment advisory services to TPC at fees to be mutually agreed upon.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual obligations at December 31, 2001 included the following:

                                                                                LESS
PAYMENTS DUE BY PERIOD                                                          THAN         1-3            4-5         AFTER 5
(in millions)                                                     TOTAL        1 YEAR       YEARS          YEARS         YEARS
--------------------------------------------------------------------------------------------------------------------------------

Notes payable to affiliates                                      $  500         $ --         $500         $   --         $   --
Long-term debt                                                      380           --           --            150            230
TIGHI-obligated mandatorily redeemable securities
   of subsidiary trusts
   holding solely junior subordinated debt securities of TIGHI      900           --           --             --            900
Operating leases                                                    431          111          141             67            112
--------------------------------------------------------------------------------------------------------------------------------
                                                                 $2,211         $111         $641         $  217         $1,242
================================================================================================================================

In the normal course of business the Company has unfunded commitments to partnerships. These commitments were $792 million and $729 million at December 31, 2001 and 2000, respectively.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of notes to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." In particular, the information appearing in the section under the heading "Outlook" is forward-looking. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following TPC's initial public offering; customer responsiveness to both new products and distribution channels; and the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 2001 and 2000 was $32.5 billion and $30.7 billion, respectively, of which 80% and 81% was invested in fixed maturity securities, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt and mandatorily redeemable securities of subsidiary trusts, or trust securities, is interest rate risk at the time of refinancing. All of the Company's non-affiliate fixed rate debt is non-redeemable. On April 13, 2001, the Company entered into a $500 million line of credit agreement with Citicorp Banking Corporation, an affiliate. On April 16, 2001, the Company borrowed $275 million on the line of credit. Proceeds from this borrowing together with $225 million of commercial paper proceeds were used to pay a $500 million 6.75% long-term note payable. On November 8, 2001, the Company borrowed another $225 million under the line of credit. The proceeds were used to pay off maturing commercial paper. The maturity for all $500 million borrowed under this line was extended to November 7, 2003 and the interest rate was fixed at 3.60%. The Company currently has the right to redeem the fixed rate trust securities, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. The Company continues to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. For additional information regarding the Company's long-term debt and trust securities see notes 8 and 10 to the consolidated financial statements.

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

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, interest-bearing non-redeemable preferred stocks, mortgage loans, short-term securities, cash, investment income accrued, notes payable to affiliates, long-term debt, fixed rate trust securities and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2001 and 2000.

For long-term debt and fixed rate trust securities, the change in fair value is determined by calculating hypothetical December 31, 2001 and 2000 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.5 billion and $1.2 billion based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 53% of total assets and approximately 4% of total liabilities as of December 31, 2001 and approximately 54% of total assets and approximately 4% of total liabilities as of December 31, 2000. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, some non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio's primary purpose is to fund future claims payments, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. The Company's sensitivity model also calculates a potential loss in fair value with the inclusion of these non-financial instruments. For non-financial instruments, changes in fair value are determined by calculating the present value of the estimated cash flows associated with such instruments using risk-free rates as of December 31, 2001 and 2000, calculating the resulting duration, then using that duration to determine the change in value for a 100 basis point change.

Based on the sensitivity analysis model the Company uses, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2001 and 2000 is not material.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                        --------------------------------

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                44

Consolidated Statement of Income for the years ended
  December 31, 2001, 2000 and 1999                                          45

Consolidated Balance Sheet at December 31, 2001 and 2000                    46

Consolidated Statement of Changes in Shareholder's Equity
  for the years ended December 31, 2001, 2000 and 1999                      47

Consolidated Statement of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                          48

Notes to Consolidated Financial Statements                                  49

                          Independent Auditors' Report

The Board of Directors and Shareholder
Travelers Insurance Group Holdings Inc.:

We have audited the consolidated balance sheets of Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelers Insurance Group Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001, and its methods of accounting for insurance and reinsurance contracts that do not transfer insurance risk and for insurance-related assessments in 1999.


                                        /s/ KPMG LLP



Hartford, Connecticut
January 17, 2002, except
as to Note 1, which is as of
March 26, 2002

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (In millions)

For the Year Ended December 31,                                    2001        2000        1999
-----------------------------------------------------------------------------------------------

REVENUES
Premiums                                                       $  9,411     $ 8,462    $  8,009
Net investment income                                             2,022       2,160       2,092
Fee income                                                          347         312         275
Realized investment gains                                           325          47         112
Other revenues                                                      116          87          84
-----------------------------------------------------------------------------------------------

  Total revenues                                                 12,221      11,068      10,572
-----------------------------------------------------------------------------------------------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                              7,765       6,473       6,059
Amortization of deferred acquisition costs                        1,539       1,298       1,260
Interest expense                                                    122         134         152
General and administrative expenses                               1,326       1,136       1,186
-----------------------------------------------------------------------------------------------

  Total claims and expenses                                      10,752       9,041       8,657
-----------------------------------------------------------------------------------------------

Income before federal income taxes and cumulative
  effect of changes in accounting principles                      1,469       2,027       1,915
Federal income taxes                                                354         547         506
-----------------------------------------------------------------------------------------------

Income before cumulative effect of changes in accounting
  principles                                                      1,115       1,480       1,409
Cumulative effect of change in accounting for:
  Derivative instruments and hedging activities, net of tax           4          --          --
  Securitized financial assets, net of tax                           (1)         --          --
  Insurance-related assessments, net of tax                          --          --        (160)
  Insurance and reinsurance contracts that do not
    transfer insurance risk, net of tax                              --          --          27
-----------------------------------------------------------------------------------------------

Net income                                                     $  1,118     $ 1,480    $  1,276
===============================================================================================

                See notes to consolidated financial statements.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (In millions, except shares)

At December 31,                                                                            2001       2000
----------------------------------------------------------------------------------------------------------

ASSETS
Fixed maturities, available for sale at fair value (including $976 and $1,042 at
   December 31, 2001 and 2000, respectively, subject to securities lending
   agreements) (amortized cost, $25,461 and $24,332)                                  $  25,851  $  25,001
Equity securities, at fair value (cost, $1,079 and $1,062)                                1,083      1,019
Mortgage loans                                                                              274        286
Real estate held for sale                                                                    38         47
Short-term securities                                                                     2,645      2,527
Trading securities                                                                          628          -
Other investments                                                                         1,946      1,835
----------------------------------------------------------------------------------------------------------

      Total investments                                                                  32,465     30,715
----------------------------------------------------------------------------------------------------------

Cash                                                                                        237        196
Investment income accrued                                                                   360        355
Premium balances receivable                                                               3,657      3,262
Reinsurance recoverables                                                                 11,047      9,444
Deferred acquisition costs                                                                  768        614
Deferred federal income taxes                                                             1,175      1,063
Contractholder receivables                                                                2,198      2,104
Goodwill                                                                                  2,421      2,316
Other assets                                                                              2,681      3,099
----------------------------------------------------------------------------------------------------------

      Total assets                                                                    $  57,009  $  53,168
==========================================================================================================

LIABILITIES
Claims and claim adjustment expense reserves                                          $  30,737  $  28,442
Unearned premium reserves                                                                 5,667      4,792
Contractholder payables                                                                   2,198      2,104
Note payable to Citigroup                                                                   500          -
Long-term debt                                                                              380        850
Other liabilities                                                                         5,477      5,366
----------------------------------------------------------------------------------------------------------

      Total liabilities                                                                  44,959     41,554
----------------------------------------------------------------------------------------------------------

TIGHI-obligated mandatorily redeemable securities of subsidiary
   trusts holding solely junior subordinated debt securities of TIGHI                       900        900
----------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding                 -          -
Additional paid-in capital                                                                6,512      5,934
Retained earnings                                                                         4,397      4,379
Accumulated other changes in equity from nonowner sources                                   241        401
----------------------------------------------------------------------------------------------------------
      Total shareholder's equity                                                         11,150     10,714
----------------------------------------------------------------------------------------------------------

      Total liabilities and shareholder's equity                                      $  57,009  $  53,168
==========================================================================================================

                See notes to consolidated financial statements.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                          (In millions, except shares)

                                                                                                       SHARES  (IN THOUSANDS)
                                                                                                    ---------------------------
For the Year Ended December 31,                                  2001       2000       1999           2001       2000      1999
-------------------------------------------------------------------------------------------         ---------------------------
COMMON STOCK AND ADDITIONAL PAID-IN
CAPITAL
Balance, beginning of year                                    $ 5,934    $ 5,483     $5,483              1    400,414   400,414
Contribution of CitiCapital Insurance Company                     336         --         --
TPC tender offer-related transactions                              --        971         --             --         --        --
Authorized and unissued shares related to TPC tender offer         --         --         --             --   (385,197)       --
Treasury stock retired                                             --       (521)        --             --    (15,216)       --
Contribution of Northland goodwill and
 intangible assets (see note 2)                                   242         --         --
Net Capital Accumulation Plan (CAP) grants                         --          1         --             --         --        --
-------------------------------------------------------------------------------------------         ---------------------------
Balance, end of year                                            6,512      5,934      5,483              1          1   400,414
-------------------------------------------------------------------------------------------         ---------------------------
RETAINED EARNINGS
Balance, beginning of year                                      4,379      4,133      3,052
Net income                                                      1,118      1,480      1,276
Dividends                                                      (1,100)    (1,234)      (195)
-------------------------------------------------------------------------------------------
Balance, end of year                                            4,397      4,379      4,133
-------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
 IN EQUITY FROM NONOWNER
 SOURCES, NET OF TAX
Balance, beginning of year                                        401       (202)       921
Contribution of CitiCapital Insurance Company                      21         --         --
Net unrealized gains (loss) on investment
   securities net of reclassification
   adjustment (see note 9)                                       (173)       609     (1,131)
Foreign currency translation adjustments                           (4)        (6)         8
Cumulative effect of change in accounting
   for derivative instruments and hedging activities               (4)        --         --
-------------------------------------------------------------------------------------------
Balance, end of year                                              241        401       (202)
-------------------------------------------------------------------------------------------
TREASURY STOCK (at cost)
Balance, beginning of year                                         --       (451)      (298)            --    (13,160)   (8,545)
Net CAP Plan grants                                                --          7         15             --        245       501
Treasury stock acquired                                            --        (77)      (169)            --     (2,301)   (5,137)
Treasury stock retired                                             --        521         --             --     15,216        --
Other                                                              --         --          1             --         --        21
-------------------------------------------------------------------------------------------         ---------------------------
Balance, end of year                                               --         --       (451)            --         --   (13,160)
-------------------------------------------------------------------------------------------         ---------------------------
UNEARNED COMPENSATION
Balance, beginning of year                                         --        (22)       (33)
Net issuance of restricted stock
  under CAP                                                        --        (16)       (11)
Restricted stock amortization                                      --          7         22
CAP grants converted to Citigroup CAP grants                       --         31         --
-------------------------------------------------------------------------------------------
Balance, end of year                                               --         --        (22)
-------------------------------------------------------------------------------------------         ---------------------------
Total shareholder's equity and shares outstanding             $11,150    $10,714     $8,941              1          1   387,254
===========================================================================================         ===========================
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
Net income                                                    $ 1,118    $ 1,480     $1,276
Other changes in equity from
 nonowner sources, net of tax                                    (181)       603     (1,123)
-------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                 $   937    $ 2,083     $  153
===========================================================================================

                See notes to consolidated financial statements.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

For the Year Ended December 31,                                              2001         2000         1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $  1,118     $  1,480     $  1,276
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Realized investment gains                                                (325)         (47)        (112)
    Cumulative effect of changes in accounting principles, net of tax          (3)          --          133
    Depreciation and amortization                                              95           87           66
    Deferred federal income taxes                                              18          165          219
    Amortization of deferred policy acquisition costs                       1,539        1,298        1,260
    Premium balances receivable                                              (174)        (179)         163
    Reinsurance recoverables                                               (1,386)        (168)        (122)
    Deferred policy acquisition costs                                      (1,620)      (1,355)      (1,266)
    Insurance reserves                                                      1,887         (102)        (627)
    Other                                                                     (20)         (76)        (349)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                             1,129        1,103          641
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of investments
  Fixed maturities                                                          2,082        1,806        1,678
  Mortgage loans                                                               16          289          231
 Proceeds from sales of investments
  Fixed maturities                                                         14,467       12,508       10,022
  Equity securities                                                           455        2,355          873
  Real estate held for sale                                                    --           19          122
 Purchases of investments
  Fixed maturities                                                        (15,990)     (12,803)     (10,840)
  Equity securities                                                           (67)      (2,332)      (1,072)
  Mortgage loans                                                               (4)         (40)         (42)
  Real estate                                                                  (6)          --           --
 Short-term securities, net                                                    19       (1,051)         (82)
 Other investments, net                                                      (688)        (595)        (495)
 Securities transactions in course of settlement                               58          491         (279)
 Business acquisitions                                                       (330)        (298)          --
-----------------------------------------------------------------------------------------------------------
      Net cash provided by investing activities                                12          349          116
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                                   (500)          --         (400)
 Issuance of note payable to affiliate                                        500           --           --
 Purchase of treasury stock                                                    --          (77)        (169)
 Dividends to TPC                                                          (1,100)      (1,226)        (164)
 Dividends to minority shareholders                                            --           (8)         (31)
-----------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                  (1,100)      (1,311)        (764)
-----------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                               41          141           (7)
 Cash at beginning of period                                                  196           55           62
-----------------------------------------------------------------------------------------------------------
 Cash at end of period                                                   $    237     $    196     $     55
===========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Income taxes paid                                                       $    414     $    339     $    356
 Interest paid                                                           $    120     $    134     $    159
===========================================================================================================

                See notes to consolidated financial statements.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) (TIGHI) (a direct subsidiary of Travelers Property Casualty Corp. (formerly known as The Travelers Insurance Group Inc.)
      (TPC) and an indirect subsidiary of Citigroup Inc. (Citigroup)) and its subsidiaries (collectively, the Company).

      During April 2000, TPC completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TIGHI at a price of $41.95 per share. See note 10.

      On March 21, 2002, TPC issued 210 million shares of its common stock in an initial public offering, and on March 26, 2002, the underwriters exercised their option to purchase an additional 21 million shares of its common stock, together representing approximately 23% of TPC's common equity. Citigroup has announced that it intends to make a tax-free distribution of most of Citigroup's ownership interest in TPC, subject to, among other things, regulatory approval and receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. Citigroup is under no obligation to make the distribution even if these approvals are obtained. Immediately after the distribution, Citigroup would own approximately 9.9% of TPC.

      TPC provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. If the tax-free distribution by Citigroup occurs, TPC has agreed with Citigroup to negotiate in good faith the terms of a transition services agreement for the provision of these services. TPC has agreed with Citigroup that an affiliate will provide investment advisory services to TPC for a period and at fees to be mutually agreed upon.

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation. Significant intercompany transactions and balances have been eliminated.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      ACCOUNTING CHANGES

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
      133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. See note 13.

      As a result of adopting FAS 133, the Company recorded a benefit of $4 million after tax, reflected as a cumulative catch-up adjustment in the consolidated statement of income and a charge of $4 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of shareholder's equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $12 million, reflected in realized investment gains (losses).

      RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

      Effective April 1, 2001, the Company adopted FASB Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1 million after tax, reflected as a cumulative catch-up adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs as long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140, qualifying SPEs are not consolidated by the transferor. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations and retained interests in securizations. These provisions were effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The adoption of FAS 140 did not have a significant effect on results of operations, financial condition or liquidity. See note 4.

      DEPOSIT ACCOUNTING: ACCOUNTING FOR INSURANCE AND REINSURANCE CONTRACTS THAT DO NOT TRANSFER INSURANCE RISK

      Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-7, "Deposit Accounting:
      Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" (SOP 98-7). SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk and applies to all entities and all such contracts, except for long-duration life and health insurance contracts. The method used to account for such contracts is referred to as deposit accounting. This SOP does not address when deposit accounting should be applied. SOP 98-7 identifies several methods of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk and provides guidance on the application of each method. The effect of initially adopting SOP 98-7 is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 98-7, the Company recorded a benefit of $27 million after tax, reflected as a cumulative catch-up adjustment. This SOP did not have a significant impact on results of operations, financial condition or liquidity.

      ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS

      Effective January 1, 1999, the Company adopted the AcSEC Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The effect of the initial adoption of this SOP is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not permitted. As a result of adopting SOP 97-3, the Company recorded a charge of $160 million after tax, reflected as a cumulative catch-up adjustment. Aside from the initial impact at adoption, this SOP did not have a significant impact on results of operations, financial condition or liquidity.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      ACCOUNTING POLICIES

      INVESTMENTS

      Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements (see note 4), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

      Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

      Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the returns required in the current real estate financing market. Impaired loans were not significant at December 31, 2001 and 2000.

      Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, an impairment is taken if the carrying value of the property exceeds its current fair value less estimated costs to sell.

      Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not significant.

      Trading securities and related liabilities are normally held for periods of less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

      Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

      Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income.

      INVESTMENT GAINS AND LOSSES

      Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Other-than-temporary declines in fair value of investments are included in realized investment gains and losses.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      GOODWILL AND INTANGIBLE ASSETS

      Prior to the adoption of FASB Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which will be applied to goodwill and intangible asset amortization in the first quarter of 2002, goodwill is generally being amortized on a straight-line basis over a 40-year period. TPC's purchase of the outstanding shares of Class A Common Stock of TIGHI (see note 1, basis of presentation) generated goodwill of approximately $1.0 billion, which is being amortized on a straight-line basis over a 36-year period. The Company's acquisition of The Northland Company and its subsidiaries (see note 2) included goodwill and intangible assets of approximately $243 million, which are being amortized on a straight-line basis over a 20-year period for goodwill and periods of 15 to 20 years for the intangible assets. The Company's acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) (see note 2) included an intangible asset of approximately $450 million, which is being amortized on a straight-line basis over a 15-year period. Amortization expense included in the consolidated statement of income was $102 million, $80 million and $40 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The carrying amount of these assets is regularly reviewed for indicators of impairments in value. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred, based upon an evaluation of expected future cash flows for the Company in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An impairment would be measured by the amount the present value of the expected future net cash flows from operating activities of the Company (applying the discount rate(s) used to determine the fair value of the acquired assets and assumed liabilities at the date of acquisition) is less than the carrying amount of goodwill.

      Upon adoption of FAS 141 and FAS 142, the Company will stop amortizing goodwill and intangible assets deemed to have an indefinite useful life. Instead, these assets will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See note 1, Summary of Significant Accounting Policies, Accounting Standards not yet adopted.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

      Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet at both December 31, 2001 and 2000 are $1.4 billion of reserves related to workers' compensation that have been discounted using an interest rate of 5%.

      In determining claims and claim adjustment expense reserves, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

      OTHER LIABILITIES

      Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty-fund and other insurance-related assessments. The liability for expected state guaranty-fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2001 and 2000, the Company had a liability of $200 million and $223 million, respectively, for guaranty-fund and other assessments and related recoveries of $23 million and $28 million, respectively. The liability for such assessments and their related recoveries are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

      Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 3%, 4% and 6% of total Company net written premiums for the years ended December 31, 2001, 2000 and 1999, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. Policyholder dividends were $28 million, $32 million and $47 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      STATUTORY ACCOUNTING PRACTICES

      The Company's insurance subsidiaries, domiciled principally in the State of Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

      PREMIUMS AND UNEARNED PREMIUM RESERVES

      Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      FEDERAL INCOME TAXES

      The provision for federal income taxes comprises two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

      STOCK-BASED COMPENSATION

      The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has included in the notes to consolidated financial statements the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). See note 15. The Company accounts for its stock-based non-employee compensation plans at fair value.

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments, including interest rate swaps, equity swaps, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivative instruments for trading purposes. In 2000 these derivative financial instruments were treated as off-balance-sheet risk. Beginning January 1, 2001, the Company adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in the consolidated statement of income.

      Interest rate swaps, equity swaps, options, forward contracts and financial futures were not significant at December 31, 2001 and 2000. See note 13.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      ACCOUNTING STANDARDS NOT YET ADOPTED

      ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT LEND TO OR FINANCE THE ACTIVITIES OF OTHERS

      In December 2001, AcSEC issued Statement of Position 01-06, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-06). This SOP applies to any entity that lends to or finances the activities of others. SOP 01-06 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-06 provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This SOP also provides specific guidance for other types of transactions specific to certain financial institutions. To the extent an entity is not considered such a financial institution, the other guidance provided is not applicable. This SOP is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this SOP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

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

      Upon adoption, the Company will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce general and administrative expenses and increase net income by approximately $67 million in 2002. In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based upon these tests, the Company expects to impair approximately $243 million of goodwill and indefinite-lived intangible assets, all attributable to The Northland Company and subsidiaries, as a cumulative catch-up adjustment as of January 1, 2002.

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

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

      The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

      NATURE OF OPERATIONS

      The Company comprises two business segments: Commercial Lines and Personal Lines. See note 3.

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

      Commercial Lines is organized into five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address customers' needs:
      National Accounts, Commercial Accounts, Select Accounts, Bond and Gulf.

      National Accounts provides a variety of casualty products to large companies. Products are marketed through national and regional brokers. Programs offered by National Accounts include risk management services, such as claims settlement, loss control and risk management information services, which are generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy. National Accounts also includes the Company's residual market business, which primarily offers workers' compensation products and services to the involuntary market.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products. Commercial Accounts sells a broad range of property and casualty insurance products, with an emphasis on guaranteed cost products, through a large network of independent agents and brokers. Within Commercial Accounts the Company has a specialty unit which primarily writes coverages for the trucking industry and has dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction. These dedicated operations reflect the Company's focus on industry specialization.

      Select Accounts serves small businesses. Select Accounts' products are generally guaranteed cost policies, often a packaged product covering property and liability exposures. The products are sold through independent agents.

      Bond markets its products to national, mid-sized and small customers as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers. Bond's range of products includes fidelity and surety bonds, excess SIPC, directors' and officers' liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

      Gulf markets products to national, mid-sized and small customers, and distributes them through both wholesale brokers and retail agents. Gulf provides a diverse product and program portfolio of specialty insurance lines, with particular emphasis on management and professional liability. Products include various types of directors' and officers' insurance, fiduciary, employment practices liability, errors and omissions coverages, and fidelity and commercial crime coverages.

      Net written premiums by market were as follows:

      (for the year ended December 31, in millions)     2001      2000      1999
      --------------------------------------------------------------------------

      National Accounts                               $  419    $  352    $  488
      Commercial Accounts                              2,396     2,099     1,816
      Select Accounts                                  1,713     1,575     1,494
      Bond                                               590       487       207
      Gulf                                               608       517       403
      --------------------------------------------------------------------------

          Total net written premiums                  $5,726    $5,030    $4,408
      ==========================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      PERSONAL LINES

      Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

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

      Net written premiums by product line were as follows:

      (for the year ended December 31, in millions)      2001      2000      1999
      ---------------------------------------------------------------------------
      Personal automobile                              $2,591    $2,366    $2,369
      Homeowners and other                              1,517     1,447     1,436
      ---------------------------------------------------------------------------

          Total net written premiums                   $4,108    $3,813    $3,805
      ===========================================================================

      CATASTROPHE EXPOSURE

      The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various natural and man-made events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large areas, especially those that are heavily populated. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.    ACQUISITIONS

      On October 1, 2001, the Company paid $329 million to Associates First Capital Corp., an affiliate, for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. These entities had a combined net book value of $572 million. The excess of this net book value over the purchase price was reflected as a contribution to the Company. In addition, on October 3, 2001, the capital stock of CitiCapital Insurance Company (formerly known as Associates Insurance Company), with a net book value of $356 million, was contributed to the Company. These acquisitions were accounted for as transfers of net assets between entities under common control. The prior period financial statements were not restated due to immateriality.

      In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.'s commercial lines middle-market book of business. The Company also acquired the renewal rights to Frontier Insurance Group, Inc.'s environmental, excess and surplus lines casualty businesses and certain classes of surety business. The final purchase price for these transactions, which was dependent on the level of business renewed by the Company, was approximately $27 million.

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

3.    SEGMENT INFORMATION

      The Company comprises two reportable business segments: Commercial Lines and Personal Lines.

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

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    SEGMENT INFORMATION, CONTINUED

                                                                                             TOTAL
                                                             COMMERCIAL     PERSONAL    REPORTABLE
(at and for the year ended December 31, in millions)              LINES        LINES      SEGMENTS
--------------------------------------------------------------------------------------------------
2001
Revenues
  Premiums                                                      $ 5,431      $ 3,964       $ 9,395
  Net investment income                                           1,615          410         2,025
  Fee income                                                        347           --           347
  Realized investment gains                                         319            6           325
  Other                                                              39           74           113
--------------------------------------------------------------------------------------------------
    Total revenues                                              $ 7,751      $ 4,454       $12,205
==================================================================================================

Amortization and depreciation                                   $   954      $   695       $ 1,649
Federal income taxes                                                301           97           398
Operating income                                                    749          241           990
Assets                                                           48,477        8,369        56,846
--------------------------------------------------------------------------------------------------
2000
Revenues
  Premiums                                                      $ 4,747      $ 3,715       $ 8,462
  Net investment income                                           1,713          446         2,159
  Fee income                                                        312           --           312
  Realized investment gains                                          47           --            47
  Other                                                              16           71            87
--------------------------------------------------------------------------------------------------
    Total revenues                                              $ 6,835      $ 4,232       $11,067
==================================================================================================

Amortization and depreciation                                   $   750      $   637       $ 1,387
Federal income taxes                                                444          157           601
Operating income                                                  1,189          360         1,549
Assets                                                           45,166        7,961        53,127
--------------------------------------------------------------------------------------------------
1999
Revenues
  Premiums                                                      $ 4,375      $ 3,634       $ 8,009
  Net investment income                                           1,689          400         2,089
  Fee income                                                        275           --           275
  Realized investment gains (losses)                                127          (15)          112
  Other                                                              26           58            84
--------------------------------------------------------------------------------------------------
    Total revenues                                              $ 6,492      $ 4,077       $10,569
==================================================================================================

Amortization and depreciation                                   $   662      $   663       $ 1,325
Federal income taxes                                                405          159           564
Operating income                                                  1,077          368         1,445
Assets                                                           42,799        7,576        50,375
==================================================================================================

Operating income excludes realized investment gains (losses), the restructuring charge and the cumulative effect of changes in accounting principles, and is reflected net of tax.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    SEGMENT INFORMATION, CONTINUED

      BUSINESS SEGMENT RECONCILIATIONS

      (at and for the year ended December 31, in millions)           2001           2000           1999
      -------------------------------------------------------------------------------------------------

      REVENUE RECONCILIATION
      Total revenues for reportable segments                     $ 12,205       $ 11,067       $ 10,569
      Other revenues (1)                                               16              1              3
      -------------------------------------------------------------------------------------------------

        Total consolidated revenues                              $ 12,221       $ 11,068       $ 10,572
      =================================================================================================

      INCOME RECONCILIATION, NET OF TAX
      Total operating income for reportable segments             $    990       $  1,549       $  1,445
      Other operating loss (2)                                        (83)          (100)          (108)
      Realized investment gains                                       211             31             72
      Cumulative effect of changes in accounting principles             3             --           (133)
      Restructuring charge                                             (3)            --             --
      -------------------------------------------------------------------------------------------------
        Total consolidated net income                            $  1,118       $  1,480       $  1,276
      =================================================================================================

      ASSET RECONCILIATION
      Total assets for reportable segments                       $ 56,846       $ 53,127       $ 50,375
      Other assets (3)                                                163             41            192
      -------------------------------------------------------------------------------------------------

        Total consolidated assets                                $ 57,009       $ 53,168       $ 50,567
      =================================================================================================

(1) The source of other revenues is businesses that are in run-off and are not significant.

(2) The primary component of the other operating loss is after-tax interest expense of $79 million, $87 million and $99 million in 2001, 2000 and 1999, respectively.

(3) Other assets consists primarily of reinsurance recoverables of businesses that are in run-off.

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

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    INVESTMENTS

      FIXED MATURITIES

      The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

                                                                             GROSS UNREALIZED
                                                           AMORTIZED       ---------------------             FAIR
     (at December 31, 2001, in millions)                        COST       GAINS          LOSSES            VALUE
      -----------------------------------------------------------------------------------------------------------
      Mortgage-backed securities - CMOs and
        pass-through securities                              $ 5,559          $107          $ 57          $ 5,609
      U.S. Treasury securities and obligations of
        U.S. Government and government agencies
        and authorities                                        1,361            37            15            1,383
      Obligations of states, municipalities and
        political subdivisions                                10,843           241            74           11,010
      Debt securities issued by foreign governments              593            30             5              618
      All other corporate bonds                                6,918           255           125            7,048
      Redeemable preferred stock                                 187             7            11              183
      -----------------------------------------------------------------------------------------------------------

          Total                                              $25,461          $677          $287          $25,851
      ===========================================================================================================

                                                                             GROSS UNREALIZED
                                                           AMORTIZED       ---------------------             FAIR
     (at December 31, 2000, in millions)                        COST       GAINS          LOSSES            VALUE
      -----------------------------------------------------------------------------------------------------------
      Mortgage-backed securities - CMOs and
        pass-through securities                              $ 4,207          $117          $  5          $ 4,319
      U.S. Treasury securities and obligations of
        U.S. Government and government agencies
        and authorities                                        1,492            63             2            1,553
      Obligations of states, municipalities and
        political subdivisions                                 9,757           443             6           10,194
      Debt securities issued by foreign governments              710            18            11              717
      All other corporate bonds                                7,918           192           130            7,980
      Redeemable preferred stock                                 248            10            20              238
      -----------------------------------------------------------------------------------------------------------

          Total                                              $24,332          $843          $174          $25,001
      ===========================================================================================================

      The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    INVESTMENTS, CONTINUED

                                                AMORTIZED              FAIR
      (at December 31, 2001, in millions)            COST             VALUE
      ---------------------------------------------------------------------
      Due in one year or less                     $   788          $   801
      Due after 1 year through 5 years              3,626            3,739
      Due after 5 years through 10 years            5,339            5,402
      Due after 10 years                           10,149           10,300
      ---------------------------------------------------------------------
                                                   19,902           20,242
      Mortgage-backed securities                    5,559            5,609
      ---------------------------------------------------------------------

          Total                                   $25,461          $25,851
      =====================================================================

      The Company makes investments in collateralized mortgage obligations
      (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class and last cash flow tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

      At December 31, 2001 and 2000, the Company held CMOs classified as available for sale with a fair value of $3.3 billion and $2.8 billion, respectively. Approximately 54% and 59% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2001 and 2000, respectively. In addition, the Company held $2.3 billion and $1.5 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2001 and 2000, respectively. Virtually all of these securities are rated Aaa.

      The Company engages in securities lending agreements whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in a short-term investment pool. See note 15. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2001 and 2000, the Company held collateral of $1.0 billion and $1.1 billion, respectively.

      Proceeds from sales of fixed maturities classified as available for sale were $14.5 billion, $12.5 billion and $10.0 billion in 2001, 2000 and 1999, respectively. Gross gains of $599 million, $267 million and $193 million and gross losses of $268 million, $284 million and $182 million, respectively, were realized on those sales.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    INVESTMENTS, CONTINUED

      EQUITY SECURITIES

      The cost and fair value of investments in equity securities were as follows:

                                                                  GROSS UNREALIZED
                                                                 ------------------            FAIR
      (at December 31, 2001, in millions)            COST        GAINS       LOSSES           VALUE
      ---------------------------------------------------------------------------------------------
      Common stocks                                $   92          $ 5          $15          $   82
      Nonredeemable preferred stocks                  987           29           15           1,001
      ---------------------------------------------------------------------------------------------

         Total                                     $1,079          $34          $30          $1,083
      =============================================================================================

      (at December 31, 2000, in millions)
      ---------------------------------------------------------------------------------------------
      Common stocks                                $  173          $ 5          $26          $  152
      Nonredeemable preferred stocks                  889           17           39             867
      ---------------------------------------------------------------------------------------------
         Total                                     $1,062          $22          $65          $1,019
      =============================================================================================

      Proceeds from sales of equity securities were $455 million, $2.4 billion and $873 million in 2001, 2000 and 1999, respectively, resulting in gross realized gains of $61 million, $154 million and $70 million and gross realized losses of $69 million, $94 million and $45 million, respectively.

      MORTGAGE LOANS

      Aggregate annual maturities on mortgage loans are $16 million, $36 million, $28 million, $9 million, $15 million and $170 million for 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter, respectively. There are no mortgage loans which are past due.

      Underperforming mortgage loans, which include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market, were not significant at December 31, 2001 and 2000.

      CONCENTRATIONS

      At December 31, 2001 and 2000, the Company had concentrations of credit risk in tax-exempt investments of the State of Texas of $1.2 billion and $1.3 billion, respectively, and of the State of New York of $1.0 billion and $1.3 billion, respectively.

      The Company participates in a short-term investment pool maintained by an affiliate. See note 15.

      Included in fixed maturities are below investment grade assets totaling $1.7 billion and $1.6 billion at December 31, 2001 and 2000, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or lower by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

      The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    INVESTMENTS, CONTINUED

      NET INVESTMENT INCOME

      (for the year ended December 31, in millions)             2001          2000          1999
      ------------------------------------------------------------------------------------------

      Gross investment income:
        Fixed maturities                                     $ 1,700       $ 1,708       $ 1,699
        Mortgage loans                                            28            58            68
        Other, including trading                                 340           434           384
      ------------------------------------------------------------------------------------------
                                                               2,068         2,200         2,151
      Investment expenses                                         46            40            59
      ------------------------------------------------------------------------------------------

      Net investment income                                  $ 2,022       $ 2,160       $ 2,092
      ==========================================================================================

      REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

      Net realized investment gains (losses) for the periods were as follows:

      (for the year ended December 31, in millions)             2001          2000          1999
      ------------------------------------------------------------------------------------------

      REALIZED
      Fixed maturities                                       $   331       $   (17)      $    11
      Equity securities                                           (8)           60            25
      Mortgage loans                                              --            10            29
      Real estate held for sale                                   --            13            50
      Other                                                        2           (19)           (3)
      ------------------------------------------------------------------------------------------

      Realized investment gains                              $   325       $    47       $   112
      ==========================================================================================

      Included in net realized investment gains were impairment charges related to other than temporary declines in value of $146 million, $31 million and $43 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

      (for the year ended December 31, in millions)             2001          2000          1999
      ------------------------------------------------------------------------------------------

      UNREALIZED
      Fixed maturities                                       $  (279)      $ 1,075       $(1,803)
      Equity securities                                           47          (138)           63
      ------------------------------------------------------------------------------------------
                                                                (232)          937        (1,740)
      Related taxes                                              (80)          328          (609)
      ------------------------------------------------------------------------------------------
      Change in unrealized gains (losses) on investment
        securities                                              (152)          609        (1,131)
      Balance, beginning of year                                 407          (202)          929
      ------------------------------------------------------------------------------------------

      Balance, end of year                                   $   255       $   407       $  (202)
      ==========================================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      A summary of reinsurance financial data reflected within the consolidated statement of income is presented below:

      (for the year ended December 31, in millions)          2001           2000           1999
      ------------------------------------------------------------------------------------------

      WRITTEN PREMIUMS
      Direct                                             $ 10,991        $ 9,763        $ 9,056
      Assumed from:
        Affiliated companies                                  144            197            208
        Non-affiliated companies                              534            688            519
      Ceded to:
        Affiliated companies                                 (120)          (105)           (42)
        Non-affiliated companies                           (1,703)        (1,700)        (1,528)
      ------------------------------------------------------------------------------------------

      Total net written premiums                         $  9,846        $ 8,843        $ 8,213
      ==========================================================================================

      EARNED PREMIUMS
      Direct                                             $ 10,458        $ 9,357        $ 8,869
      Assumed from:
        Affiliated companies                                  181            218            194
        Non-affiliated companies                              598            647            538
      Ceded to:
        Affiliated companies                                 (113)          (100)           (43)
        Non-affiliated companies                           (1,713)        (1,660)        (1,549)
      ------------------------------------------------------------------------------------------

      Total net earned premiums                          $  9,411        $ 8,462        $ 8,009
      ------------------------------------------------------------------------------------------

      Percentage of amount assumed to net earned              8.3%          10.2%           9.1%
      ------------------------------------------------------------------------------------------

      Ceded claims incurred                              $  1,845        $ 1,248        $ 1,500
      ==========================================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    REINSURANCE, CONTINUED

      Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

      (at December 31, in millions)                                2001        2000
      -----------------------------------------------------------------------------

      REINSURANCE RECOVERABLES
      Property casualty business:
         Pools and associations                                 $ 2,082      $2,407
         Non-affiliated companies                                 8,019       6,096
         Affiliated companies                                       826         811

      Accident and health business:
         Affiliated companies                                       120         130
      -----------------------------------------------------------------------------

      Total reinsurance recoverables                            $11,047      $9,444
      =============================================================================

      In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). Amounts recoverable from unaffiliated insurers at December 31, 2001 and 2000 include $248 million and $295 million, respectively, recoverable from Equitas. The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, in the opinion of the Company's management, it is not likely that the outcome could have a material adverse effect on the Company's financial condition or liquidity.

      The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. This allowance was $286 million and $213 million at December 31, 2001 and 2000, respectively. Including this allowance, in the opinion of the Company's management, the net receivable from reinsurance contracts is appropriately stated.

6.    INSURANCE CLAIMS RESERVES

      Claims and claim adjustment expense reserves were as follows:

      (at December 31, in millions)                         2001         2000
      -----------------------------------------------------------------------

      Claims and claim adjustment expense reserves:
         Property casualty                               $30,617      $28,312
         Accident and health                                 120          130
      -----------------------------------------------------------------------

      Total                                              $30,737      $28,442
      =======================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INSURANCE CLAIMS RESERVES, CONTINUED

      The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

      (for the year ended December 31, in millions)                                2001           2000           1999
      ---------------------------------------------------------------------------------------------------------------
      Claims and claim adjustment expense
        reserves at beginning of year                                          $ 28,312       $ 28,854       $ 29,411
      Less reinsurance recoverables on unpaid losses                              8,877          8,871          8,648
      ---------------------------------------------------------------------------------------------------------------

      Net balance at beginning of year                                           19,435         19,983         20,763
      ---------------------------------------------------------------------------------------------------------------

      Provision for claims and claim adjustment expenses
        for claims arising in the current year                                    7,599          6,509          6,194
      Estimated claims and claim adjustment expenses for
        claims arising in prior years                                               (41)          (247)          (242)
      Acquisitions                                                                  623             --             --
      ---------------------------------------------------------------------------------------------------------------

          Total increases                                                         8,181          6,262          5,952
      ---------------------------------------------------------------------------------------------------------------

      Claims and claim adjustment expense payments for claims arising in:
        Current year                                                              3,045          2,728          2,573
        Prior years                                                               4,374          4,082          4,159
      ---------------------------------------------------------------------------------------------------------------

          Total payments                                                          7,419          6,810          6,732
      ---------------------------------------------------------------------------------------------------------------

      Net balance at end of year                                                 20,197         19,435         19,983
      Plus reinsurance recoverables on unpaid losses                             10,420          8,877          8,871
      ---------------------------------------------------------------------------------------------------------------

      Claims and claim adjustment expense
        reserves at end of year                                                $ 30,617       $ 28,312       $ 28,854
      ===============================================================================================================

      The increase in the claims and claim adjustment expense reserves in 2001 from 2000 was primarily due to the additional reserves recorded as part of the acquisition and contribution of certain affiliates (see note 2), and the impact of the terrorist attack on September 11th, 2001. Partially offsetting the above were net payments of $427 million in 2001 for environmental and cumulative injury claims.

      The decrease in the claims and claim adjustment expense reserves in 2000 from 1999 was primarily attributable to net payments of $341 million for environmental and cumulative injury claims.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INSURANCE CLAIMS RESERVES, CONTINUED

      In 2001, estimated claims and claim adjustment expenses for claims arising in prior years included net favorable loss development on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations. In addition, estimated claims and claim adjustment expenses for claims arising in prior years also included approximately $109 million of net unfavorable development, primarily related to certain Commercial Lines coverages, predominately in general liability, commercial auto liability, assumed reinsurance and specialty businesses partially offset by favorable development in commercial multi-peril and other claim adjustment expenses.

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

      The claims and claim adjustment expense reserves included $1.2 billion and $1.4 billion for asbestos and environmental-related claims net of reinsurance at December 31, 2001 and 2000, respectively.

      It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

      In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INSURANCE CLAIMS RESERVES, CONTINUED

      In establishing the Company's asbestos reserves, the Company evaluates the exposure presented by each insured. In the course of this evaluation, the Company considers available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.

      Historically, the Company's experience has indicated that insureds with potentially significant environmental and/or asbestos exposures often have other cumulative injury other than asbestos (CIOTA) exposures or CIOTA claims pending with it. Due to this experience and the fact that settlement agreements with insureds may extinguish the Company's obligations for all claims, the Company evaluates and considers the environmental and asbestos reserves in conjunction with the CIOTA reserve.

      The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio.

      The reserves carried for environmental and asbestos claims at December 31, 2001 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, including more aggressive asbestos litigation against insurers, including the Company, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies issued by the Company for such claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the number and outcome of direct actions against the Company and unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, and developments in existing and pending bankruptcy proceedings.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INSURANCE CLAIMS RESERVES, CONTINUED

      Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding these reserves by an amount that could be material to the Company's operating results and financial condition in future periods.

7.    TERRORIST ATTACK ON SEPTEMBER 11TH

      During 2001, the Company recorded a charge of $490 million representing the estimated loss for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables and taxes, related to the terrorist attack on September 11th. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses related to the attack. Since the reserves and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts.

8.    DEBT

      On April 13, 2001, TIGHI entered into a $500 million line of credit agreement with Citicorp Banking Corporation, an affiliate. On April 16, 2001, TIGHI borrowed $275 million on the line of credit. Proceeds from this borrowing together with $225 million of commercial paper proceeds were used to pay the $500 million 6.75% long-term note payable which was due on April 16, 2001. On November 8, 2001, TIGHI borrowed another $225 million under the line of credit. The proceeds were used to pay off maturing commercial paper. The maturity for all $500 million borrowed under this line was extended to November 7, 2003, and the interest rate was fixed at 3.60%.

      TIGHI has a $250 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. This agreement became effective on December 19, 2001 and replaced a previous facility with a syndicate of banks. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At December 31, 2001, there were no borrowings outstanding under this line of credit. TIGHI also issues commercial paper directly to investors and maintain unused credit availability under the committed credit facility at least equal to the amount of commercial paper outstanding. At December 31, 2001, there was no commercial paper outstanding.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.    DEBT, CONTINUED

      On April 16, 2001, September 1, 1999 and October 1, 1999, TIGHI repaid $500 million, $200 million and $200 million for its 6.75% notes, 6.75% notes and 6.25% notes, respectively, which matured on those dates.

      Long-term debt outstanding was as follows:

      (at December 31, in millions)                                                    2001          2000
      ---------------------------------------------------------------------------------------------------
      6.75% Notes due 2001                                                             $ --          $500
      6.75% Notes due 2006                                                              150           150
      7.81% Note due 2011                                                                30            --
      7.75% Notes due 2026                                                              200           200
      ---------------------------------------------------------------------------------------------------
        Total                                                                          $380          $850
      ===================================================================================================

      The Company's primary source of funds for debt service is dividends from subsidiaries which are subject to various restrictions. See note 10.

9.    FEDERAL INCOME TAXES

      (for the year ended December 31, in millions)                    2001           2000           1999
      ---------------------------------------------------------------------------------------------------

      EFFECTIVE TAX RATE
      Income before federal income taxes and cumulative effect
        of changes in accounting principles                         $ 1,469        $ 2,027        $ 1,915
      Statutory tax rate                                                 35%            35%            35%
      ---------------------------------------------------------------------------------------------------

      Expected federal income taxes                                     514            709            670
      Tax effect of:
       Nontaxable investment income                                    (169)          (166)          (168)
       Other, net                                                         9              4              4
      ---------------------------------------------------------------------------------------------------

      Federal income taxes                                          $   354        $   547        $   506
      ===================================================================================================

      Effective tax rate                                                 24%            27%            26%
      ===================================================================================================

      COMPOSITION OF FEDERAL INCOME TAXES

      Current expense:

       United States                                                $   360        $   365        $   278
       Foreign                                                            3             17              9
      ---------------------------------------------------------------------------------------------------

         Total                                                          363            382            287
      ---------------------------------------------------------------------------------------------------

      Deferred expense:
       United States                                                     (9)           165            219
      ---------------------------------------------------------------------------------------------------

      Federal income tax expense                                    $   354        $   547        $   506
      ===================================================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.    FEDERAL INCOME TAXES, CONTINUED

      The net deferred tax assets comprise the tax effects of temporary differences related to the following assets and liabilities:

      (at December 31, in millions)                                    2001        2000
      ---------------------------------------------------------------------------------

      Deferred tax assets:
       Claims and claim adjustment expense reserves                  $  944      $  980
       Unearned premium reserves                                        323         260
       Employee benefits                                                136         127
       Insurance-related assessments                                     52          65
       Acquisition-related reserves                                      33          35
       Other                                                            161         166
      ---------------------------------------------------------------------------------

         Total                                                        1,649       1,633
      ---------------------------------------------------------------------------------

      Deferred tax liabilities:
       Investments                                                      145         288
       Deferred acquisition costs                                       268         215
       Other                                                             61          67
      ---------------------------------------------------------------------------------

         Total                                                          474         570
      ---------------------------------------------------------------------------------
      Net deferred tax asset                                         $1,175      $1,063
      =================================================================================

      The Company is a member of a subgroup of companies comprised of TPC and its non-life insurance subsidiaries. This subgroup is included in the consolidated federal income tax return filed by Citigroup. TPC allocates federal income taxes to its subsidiaries on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability is paid currently to TPC. Any credits for losses will be paid by TPC currently to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return. TPC will reimburse the Company for any remaining receivable at the end of the federal statutory carryforward period.

      In the event that the consolidated return develops an alternative minimum tax (AMT), each company with an AMT on a separate company basis will be allocated a portion of the consolidated AMT. Settlement of the AMT will be made in the same manner and timing as the regular tax. If the AMT is available as a credit against the regular tax, each subsidiary remitting the AMT may establish a receivable from TPC. The receivable will be paid as the credit is utilized on the consolidated return or at the end of the federal statutory carryforward period for operating losses.

      In the opinion of the Company's management, the realization of the recognized net deferred tax asset of $1.2 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. Citigroup has reported pretax financial statement income of approximately $20 billion on average over the last three years and has generated federal taxable income exceeding $13 billion on average in each year during this same period.

      Following the initial public offering of stock by TPC, TPC and its subsidiaries will not be included in the Citigroup consolidated tax return. Management also believes that on a separate reporting basis the realization of the recognized deferred tax asset of $1.2 billion is more likely than not based on existing carryback ability and expectations as to future taxable income of the Company. The Company has reported pretax financial statement income of $1.8 billion, on average over the last three years and has generated federal taxable income exceeding $877 million, on average, in each year during the same period.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.   SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY

      MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

      The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements. The financial structure of each of Travelers P&C Capital I and Travelers P&C Capital II (the subsidiary trusts) at December 31, 2001 and 2000 was as follows:

                                                                      TRAVELERS P&C             TRAVELERS P&C
                                                                          CAPITAL I                CAPITAL II
      -------------------------------------------------------------------------------------------------------
      TRUST SECURITIES (TIGHI SECURITIES)
      Issuance date                                                      April 1996                  May 1996
      Securities issued                                                  32,000,000                 4,000,000
      Liquidation preference per security                                     $  25                     $  25
      Liquidation value (in millions)                                         $ 800                     $ 100
      Coupon rate                                                              8.08%                     8.00%
      Distributions payable                                               Quarterly                 Quarterly
      Distributions guaranteed by (1)                                         TIGHI                     TIGHI
      Common Securities issued to TIGHI                                     989,720                   123,720
      -------------------------------------------------------------------------------------------------------
      JUNIOR SUBORDINATED DEBENTURES (TIGHI DEBENTURES)
      Amount owned (in millions)                                              $ 825                     $ 103
      Coupon rate                                                              8.08%                     8.00%
      Interest payable                                                    Quarterly                 Quarterly
      Maturity date                                                  April 30, 2036              May 15, 2036
      Redeemable by issuer on or after                               April 30, 2001              May 15, 2001
      -------------------------------------------------------------------------------------------------------

      (1) Under the arrangements, taken as a whole, payments due are fully and unconditionally guaranteed on a subordinated basis.

      The subsidiary trusts will use the proceeds from any redemption of TIGHI Securities to redeem a like amount of TIGHI Debentures.

      The obligations of TIGHI with respect to the TIGHI Debentures, when considered together with certain undertakings of TIGHI with respect to the subsidiary trusts, constitute full and unconditional guarantees by TIGHI of the subsidiary trusts' obligations under the respective TIGHI Securities. The TIGHI Securities are classified in the consolidated balance sheet as "TIGHI-obligated mandatory redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI" at their liquidation value of $900 million. TIGHI has the right, at any time, to defer payments of interest on the TIGHI Debentures and consequently the distributions on the TIGHI Securities and common securities would be deferred (though such distributions would continue to accrue with interest thereon since interest would accrue on the TIGHI Debentures during any such extended interest payment period). TIGHI cannot pay dividends on its common stock during such deferments. Distributions on the TIGHI Securities have been classified as interest expense in the consolidated statement of income.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.   SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

      COMMON STOCK

      COMMON STOCK

      On April 20, 2000, TPC completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TIGHI at a price of $41.95 per share. TPC also established a wholly-owned subsidiary of TPC which effected a merger pursuant to which TIGHI became a wholly-owned subsidiary of TPC. Upon the merger of the new subsidiary into TIGHI, all previously outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock and all resulting outstanding shares of Class A Common Stock of TIGHI and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TPC) were exchanged for 1,000 shares of Class A Common Stock of TIGHI.

      On June 29, 2000, the Company restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000, TIGHI's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TPC.

      CLASS A

      On April 2, 1996, TIGHI sold approximately 33 million shares of its Class A Common Stock to four private investors, Aetna Services, Inc., J.P. Morgan Capital Corporation, Fund American Enterprise Holdings, Inc. and The Trident Partnership, L.P. (collectively, the Private Investors), for an aggregate of $525 million. On April 23, 1996, TIGHI sold in a public offering approximately 39 million shares of its Class A Common Stock, for net proceeds of $928 million. On all matters submitted to vote of the TIGHI shareholders, holders of Class A Common Stock were entitled to one vote per share.

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

      In connection with the cash tender offer completed by TPC in 2000, all previously outstanding shares of TIGHI Class A Common Stock became authorized and unissued shares.

      On January 18, 2000 and January 19, 1999, the Company, through the Travelers Insurance Group Holdings Inc. Capital Accumulation Plan (TIGHI
      CAP), reissued 467,207 and 476,431 substantially shares of treasury stock, respectively, in the form of restricted common stock to participating officers and other key employees. The fair market value per share of the 2000 and 1999 restricted stock awards was $36.49 and $31.88, respectively. The restricted stock generally vested after a three-year period. Except under limited circumstances, the stock could not be sold or transferred during the restricted period by the participant, who was required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represented the market value of the Company's common stock at the date of grant and was recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock awards was $6 million and $22 million for the years ended December 31, 2000 and 1999, respectively. In connection with the cash tender offer completed by TPC in 2000, all shares of restricted common stock under TIGHI CAP were eliminated and substantially all were replaced with restricted Citigroup common stock. See note 15 for a discussion of Citigroup restricted common stock awards.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.   SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

      On August 12, 1998, TIGHI Board of Directors authorized a $150 million repurchase program, which was completed in October of 1999. On October 6, 1999, TIGHI Board of Directors authorized the expenditure of up to $200 million for the repurchase of its Class A Common Stock. The repurchases were made from time to time in the open market or through negotiated transactions and were used primarily for the issuance of stock for employee benefit plans. At April 19, 2000, TIGHI had repurchased $159 million of its common stock pursuant to this final repurchase plan. In connection with the cash tender offer completed by TPC in 2000, all treasury stock was effectively retired.

      CLASS B

      TPC owned all of the outstanding shares of Class B Common Stock representing 85.2% of the economic interest in TIGHI at April 19, 2000. Class B holders were entitled to 10 votes per share on any matter submitted to vote of the TIGHI shareholders. In connection with the cash tender offer by TPC in 2000, all of the outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock.

      DIVIDENDS

      TIGHI's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion will be available by the end of 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. See note 1.

      STATUTORY NET INCOME AND SURPLUS

      Statutory net income of TIGHI's insurance subsidiaries was $1.1 billion, $1.4 billion and $1.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Statutory capital and surplus of TIGHI's insurance subsidiaries was $7.7 billion and $6.9 billion at December 31, 2001 and 2000, respectively. Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by its domicilary insurance commissioner (see note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The impact of this change was an increase to the statutory capital and surplus of the Company's insurance subsidiaries of approximately $350 million. In addition, the acquisition of The Northland Company, Associates Lloyds Insurance Company and the contribution of CitiCapital Insurance Company (see note 2) increased the statutory capital and surplus of the Company's insurance subsidiaries by approximately $340 million as of December 31, 2001.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.   SHAREHOLDER'S EQUITY AND DIVIDEND AVAILABILITY, CONTINUED

      ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX

      Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                                                           CUMULATIVE
                                                                                            EFFECT OF
                                                                                            CHANGE IN
                                                                  NET                      ACCOUNTING     ACCUMULATED
                                                           UNREALIZED                             FOR           OTHER
                                                                GAINS         FOREIGN      DERIVATIVE      CHANGES IN
                                                          (LOSSES) ON        CURRENCY     INSTRUMENTS     EQUITY FROM
                                                           INVESTMENT     TRANSLATION     AND HEDGING        NONOWNER
      (for the year ended December 31, in millions)        SECURITIES      ADJUSTMENT      ACTIVITIES         SOURCES
      ---------------------------------------------------------------------------------------------------------------
      BALANCE, JANUARY 1, 1999                                $   929         $    (8)        $    --         $   921
      Net unrealized losses on investment
          securities, net of tax of ($596)                     (1,108)             --              --          (1,108)
      Less: Reclassification adjustment for gains
          included in net income, net of tax of ($13)             (23)             --              --             (23)
      Foreign currency translation adjustment,
          net of tax of $3                                         --               8              --               8
      ---------------------------------------------------------------------------------------------------------------

      Current period change                                    (1,131)              8              --          (1,123)
      ---------------------------------------------------------------------------------------------------------------

      BALANCE, DECEMBER 31, 1999                                 (202)             --              --            (202)
      Net unrealized gains on investment
          securities, net of tax of $343                          637              --              --             637
      Less: Reclassification adjustment for gains
          included in net income, net of tax of ($15)             (28)             --              --             (28)
      Foreign currency translation adjustment,
          net of tax of ($1)                                       --              (6)             --              (6)
      ---------------------------------------------------------------------------------------------------------------

      Current period change                                       609              (6)             --             603
      ---------------------------------------------------------------------------------------------------------------

      BALANCE, DECEMBER 31, 2000                                  407              (6)             --             401
      Net unrealized gains on investment securities
          obtained as part of affiliate
          acquisition, net of tax of $12                           21              --              --              21
      Net unrealized gains on investment
          securities, net of tax of $21                            37              --              --              37
      Less: Reclassification adjustment for gains
          included in net income, net of tax of ($113)           (210)             --              --            (210)
      Foreign currency translation adjustment,
          net of tax of ($2)                                       --              (4)             --              (4)
      Other, net of tax of ($2)                                    --              --              (4)             (4)
      ---------------------------------------------------------------------------------------------------------------

      Current period change                                      (152)             (4)             (4)           (160)
      ---------------------------------------------------------------------------------------------------------------

      BALANCE, DECEMBER 31, 2001                              $   255         $   (10)        $    (4)        $   241
      ===============================================================================================================

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.   BENEFIT PLANS

      PENSION BENEFITS

      The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by an affiliate. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TPC. The Company's share of net expense for the qualified pension and other postretirement benefit plans was $4 million, $5 million and $30 million for 2001, 2000 and 1999, respectively.

      In connection with TPC's corporate reorganization, and contingent on the tax-free distribution by Citigroup, TPC intends to establish a separate defined benefit pension plan. The Company expects that this plan will cover the active employees of the Company. Retirees and inactive employees are expected to remain with the Citigroup sponsored pension plan.

      401(k) SAVINGS PLAN

      Substantially all employees of the Company are eligible to participate in a 401(k) savings plan sponsored by Citigroup. There were no Company matching contributions for substantially all employees.

12.   LEASES

      Most leasing functions for TIGHI and its subsidiaries are administered by the Company. See note 15. Rent expense related to these leases is shared by the companies on a cost allocation method based generally on estimated usage by department. Rent expense was $121 million, $113 million and $112 million in 2001, 2000 and 1999, respectively.

      Future minimum annual rentals under noncancellable operating leases are $111 million, $85 million, $56 million, $44 million, $23 million and $112 million for 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter, respectively. Future sublease rental income of approximately $18 million will partially offset these commitments.

13.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments, including interest rate swaps, equity swaps, options, financial futures and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivatives for trading purposes. In 2000, these derivative financial instruments were treated as off-balance-sheet risk and were not significant.

      Beginning January 1, 2001, the Company adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

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

      For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. The Company did not utilize fair value hedges during the year ended December 31, 2001.

      For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At December 31, 2001, the Company expects to include realized investment losses of approximately $1 million in earnings over the next twelve months for these cash flow hedges. To the extent these derivatives are not effective, changes in their fair value are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of floating rate available-for-sale securities and certain forecasted transactions up to a maximum tenure of one year. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

      For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the year ended December 31, 2001, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $3 million loss. The ineffective portion is reflected in realized investment gains (losses).

      Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses). The Company has certain foreign currency forward contracts which are not designated as hedges at December 31, 2001.

      The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the year ended December 31, 2001, there was no hedge ineffectiveness that was recognized in realized investment gains (losses).

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

      For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the year ended December 31, 2001, there were no such discontinued forecasted transactions.

      The Company also purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains (losses). The Company bifurcates an embedded derivative where: a) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b) the entire instrument would not otherwise be remeasured at fair value, and c) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

      At December 31, 2001 and 2000, investments in fixed maturities had a fair value, which equaled carrying value, of $25.9 billion and $25.0 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $790 million and $874 million at December 31, 2001 and 2000, respectively.

      The carrying values of cash, trading securities, short-term securities, mortgage loans and investment income accrued approximated their fair values. See notes 1 and 4.

      At December 31, 2001, the carrying value of $500 million of the note payable to affiliates approximated its fair value. Fair value is based upon discounted cash flows.

      At December 31, 2001 and 2000, the carrying value of $380 million and $850 million, respectively, of long-term debt approximated its fair value. Fair value is based upon bid price at December 31, 2001 and 2000. At December 31, 2001 and 2000, the TIGHI Debentures had a carrying value of $900 million, which approximated their fair value. Fair value is based upon the closing price at December 31, 2001 and 2000.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

      The carrying values of $522 million and $975 million of financial instruments classified as other assets approximated their fair values at December 31, 2001 and 2000, respectively. The carrying values of $4.0 billion and $4.1 billion of financial instruments classified as other liabilities at December 31, 2001 and 2000, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

14.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      In the normal course of business, the Company has unfunded commitments to partnerships. Such commitments were $792 million and $729 million at December 31, 2001 and 2000.

      LITIGATION

      In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than environmental and asbestos claims. Although there can be no assurances, as of December 31, 2001, in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

      For environmental and asbestos claims matters see note 6.

15.   RELATED PARTY TRANSACTIONS

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

      An affiliate maintains a short-term investment pool in which the Company participates. The positions of each company participating in the pool are calculated and adjusted daily. At December 31, 2001 and 2000, the pool totaled approximately $5.6 billion and $4.4 billion, respectively. The Company's share of the pool amounted to $2.4 billion and $2.2 billion at December 31, 2001 and 2000, respectively, and is included in short-term securities in the consolidated balance sheet.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   RELATED PARTY TRANSACTIONS, CONTINUED

      The Company participates in the Citigroup Capital Accumulation Plan (CAP). For the 2000 and 1999 restricted stock awards, participating officers and other key employees received 50% of their restricted stock award in the form of Citigroup common stock and received 50% in the form of TIGHI common stock. In connection with the cash tender offer completed by TPC in 2000, all shares of restricted common stock under TIGHI CAP were eliminated and substantially all were replaced with restricted Citigroup common stock. All of the 2001 restricted stock awards granted on January 16, 2001 were in the form of Citigroup common stock. Similar to TIGHI CAP these restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, and the remaining unamortized portion of the previous TIGHI CAP shares, is included with other assets in the consolidated balance sheet and is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock awards was $19 million, $16 million and $16 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   RELATED PARTY TRANSACTIONS, CONTINUED

      Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated as follows:

      (for the year ended December 31, in millions)           2001             2000             1999
      ----------------------------------------------------------------------------------------------

      Net income, as reported                              $ 1,118          $ 1,480          $ 1,276
      FAS 123 pro forma adjustments, after tax                 (49)             (51)             (37)
      ----------------------------------------------------------------------------------------------

      Net income, pro forma                                $ 1,069          $ 1,429          $ 1,239
      ==============================================================================================

      The assumptions used in applying FAS 123 to account for Citigroup stock options were as follows:

                                                              2001             2000             1999
      ----------------------------------------------------------------------------------------------
      Expected volatility of Citigroup Stock                  38.6%            41.5%            44.1%
      Risk-free interest rate                                 4.52%            6.23%            5.29%
      Expected annual dividend per Citigroup share         $  0.92          $  0.78          $  0.47
      Expected annual forfeiture rate                            5%               5%               5%
      ----------------------------------------------------------------------------------------------

      On October 1, 2001, the Company paid $329 million to Associates First Capital Corp., an affiliate, for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of CitiCapital Insurance Company (formerly known as Associates Insurance Company), with a net book value of $356 million, was contributed to the Company. See note 2.

      At December 31, 2001 and 2000, the Company had $102 million of securities pledged as collateral to Citibank N.A. to support a letter of credit facility for certain of the Company's surety customers.

      Most leasing functions for TPC and its subsidiaries are administered by the Company. See note 12. The Company leases furniture and equipment from an affiliate. The rental expense charged to the Company for this furniture and equipment was $18 million, $18 million and $28 million in 2001, 2000 and 1999, respectively.

      In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's-length basis.

      The Company participates in reinsurance agreements with TIC. See note 5.

      The Company purchases annuities from affiliates to settle certain claims. Reinsurance recoverables at December 31, 2001 and 2000 included $825 million and $811 million, respectively, related to these annuities.

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.   NONCASH FINANCING AND INVESTING ACTIVITIES

      On October 3, 2001, the capital stock of CitiCapital Insurance Company (formerly known as Associates Insurance Company), with a net book value of $356 million, was contributed to the Company. See note 2. There were no significant noncash financing or investing activities for the years ended December 31, 2000 or 1999.

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         FIRST          SECOND            THIRD           FOURTH
      2001 (in millions)                               QUARTER         QUARTER          QUARTER          QUARTER           TOTAL
      --------------------------------------------------------------------------------------------------------------------------

      Total revenues                                  $  3,058        $  2,982         $  3,004         $  3,177        $ 12,221
      Total expenses                                     2,355           2,491            3,145            2,761          10,752
      --------------------------------------------------------------------------------------------------------------------------

      Income (loss) before federal income
        taxes and cumulative effect of
        changes in accounting principles                   703             491             (141)             416           1,469
      Federal income taxes (benefit)                       206             132              (89)             105             354
      --------------------------------------------------------------------------------------------------------------------------

      Income (loss) before cumulative effect
        of changes in accounting principles                497             359              (52)             311           1,115
      Cumulative effect of change in
        accounting for derivative instruments
        and hedging activities, net of tax                   4              --               --               --               4
      Cumulative effect of change in
        accounting for securitized financial
        assets, net of tax                                  --              (1)              --               --              (1)
      --------------------------------------------------------------------------------------------------------------------------

      Net income (loss)                               $    501        $    358         $    (52)        $    311        $  1,118
      ==========================================================================================================================


                                                         FIRST          SECOND            THIRD           FOURTH
      2000 (in millions)                               QUARTER         QUARTER          QUARTER          QUARTER           TOTAL
      --------------------------------------------------------------------------------------------------------------------------
      Total revenues                                  $  2,569        $  2,706         $  2,864         $  2,929        $ 11,068
      Total expenses                                     2,125           2,208            2,301            2,407           9,041
      --------------------------------------------------------------------------------------------------------------------------

      Income before federal income taxes
        and minority interest                              444             498              563              522           2,027
      Federal income taxes                                 113             133              158              143             547
      --------------------------------------------------------------------------------------------------------------------------

      Net income                                      $    331        $    365         $    405         $    379        $  1,480
      ==========================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

           Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

    (a)    Documents filed as a part of the report:

           (1) Financial Statements. See Index to Consolidated Financial Statements on page 43 hereof.

           (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 89 hereof.

           (3)   Exhibits:

                 See Exhibit Index on page 87 hereof.

    (b)    Reports on Form 8-K:

           There were no reports on Form 8-K filed during the quarter ended December 31, 2001. However, on February 8, 2002, TIGHI filed a current Report on Form 8-K, dated February 8, 2002, reporting under
           Item 5 thereof the filing by TIGHI of an amendment to its certificate of incorporation changing its name from Travelers Property Casualty Corp. to Travelers Insurance Group Holdings Inc.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

3.01.1      Restated Certificate of Incorporation of the Company, filed June 29,
            2000, incorporated by reference to Exhibit 3.01 to the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (File No. 1-14328).

3.01.2 Amendment to Restated Certificate of Incorporation of the Company, filed February 1, 2002, incorporated by reference to Exhibit 3.03 to the Company's Current Report on Form 8-K, dated February 8, 2002
            (File No. 1-14328).

3.02 Amended By-Laws of the Company, effective January 10, 2001, incorporated by reference to Exhibit 3.02 to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2000
            (File No. 1-14328).

10.01 Lease for office space at CityPlace, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity
            Company, incorporated by reference to Exhibit 10.10 to the Company's
            Form S-1.

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

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefore to Shareholder Relations, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

----------
+     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

                                 TRAVELERS INSURANCE GROUP HOLDINGS INC.
                                 (Registrant)


                                 By:  /s/ Robert I. Lipp
                                 ------------------------------------------
                                 Robert I. Lipp, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2002.

                SIGNATURE                               TITLE
                ---------                               -----


/s/          Robert I. Lipp                    Chief Executive Officer
-------------------------------------     (Principal Executive Officer) and
             Robert I. Lipp                     Chairman of the Board


/s/         Jay S. Benet                       Chief Financial Officer
-------------------------------------      (Principal Financial Officer) and
            Jay S. Benet                             Director


/s/         Douglas K. Russell
-------------------------------------          Chief Accounting Officer
            Douglas K. Russell              (Principal Accounting Officer)


/s/         Charles J. Clarke
-------------------------------------
            Charles J. Clarke                  President and Director


/s/         Douglas G. Elliot
-------------------------------------
            Douglas G. Elliot           Chief Operating Officer and Director


/s/         Joseph P. Kiernan
-------------------------------------      Executive Vice President - Bond
            Joseph P. Kiernan                       and Director


/s/         Joseph P. Lacher, Jr.
-------------------------------------    Executive Vice President - Personal
            Joseph P. Lacher, Jr.                Lines and Director


/s/         Brian W. MacLean
-------------------------------------     Executive Vice President - Claim
            Brian W. MacLean                        and Director


/s/         James M. Michener
-------------------------------------        General Counsel, Secretary
            James M. Michener                       and Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         -----------------------------

                                                                              Page
                                                                              ----
Independent Auditors' Report                                                    *

Consolidated Statement of Income for the years ended
  December 31, 2001, 2000 and 1999                                              *

Consolidated Balance Sheet at December 31, 2001 and 2000                        *

Consolidated Statement of Changes in Shareholder's Equity
  for the years ended December 31, 2001, 2000 and 1999                          *

Consolidated Statement of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                              *

Notes to Consolidated Financial Statements                                      *

Schedules:

Schedule II - Condensed Financial Information of
  Registrant (Parent Company only)                                              91

Schedule III - Supplementary Insurance Information                              96

Schedule V - Valuation and Qualifying Accounts                                  99

Schedule VI - Supplementary Information Concerning
  Property-Casualty Insurance Operations                                        100

* See index on page 43.

                          Independent Auditors' Report

The Board of Directors and Shareholder
Travelers Insurance Group Holdings Inc.:

Under date of January 17, 2002, except as to Note 1, which is as of March 26, 2002, we reported on the consolidated balance sheets of Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001, and its methods of accounting for insurance and reinsurance contracts that do not transfer insurance risk and for insurance-related assessments in 1999.


                                            /s/ KPMG LLP


Hartford, Connecticut
January 17, 2002, except
as to Note 1, which is
as of March 26, 2002

                                                                     SCHEDULE II

                     TRAVELERS INSURANCE GROUP HOLDINGS INC.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                          CONDENSED STATEMENT OF INCOME


                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               2001            2000            1999
                                                               ----            ----            ----
REVENUES

Net investment income and other                             $     3         $     7         $     8

EXPENSES
Interest                                                        124             136             154
Other                                                             5               6              11
                                                            -------         -------         -------
  Total expenses                                                129             142             165
                                                            -------         -------         -------

Loss before federal income tax benefit and equity in
  net income of subsidiaries                                   (126)           (135)           (157)
Federal income tax benefit                                       44              47              54
                                                            -------         -------         -------

Loss before equity in net income of subsidiaries                (82)            (88)           (103)
Equity in net income of subsidiaries                          1,200           1,568           1,379
                                                            -------         -------         -------

  Net income                                                $ 1,118         $ 1,480         $ 1,276
                                                            =======         =======         =======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

                     TRAVELERS INSURANCE GROUP HOLDINGS INC.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                             CONDENSED BALANCE SHEET

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                    2001           2000
                                                                    ----           ----
ASSETS
Short-term securities                                            $    27        $    29
Investment in subsidiaries at equity                              12,696         12,501
Goodwill and intangible assets                                       269             --
Other assets                                                          16             28
                                                                 -------        -------

  Total assets                                                   $13,008        $12,558
                                                                 =======        =======

LIABILITIES
Long-term debt                                                   $ 1,777        $ 1,777
Other liabilities                                                     81             67
                                                                 -------        -------

  Total liabilities                                                1,858          1,844
                                                                 -------        -------

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding                                              --             --
Additional paid-in capital                                         6,512          5,934
Retained earnings                                                  4,397          4,379
Accumulated other changes in equity from nonowner sources            241            401
                                                                 -------        -------

  Total shareholder's equity                                      11,150         10,714
                                                                 -------        -------

  Total liabilities and shareholder's equity                     $13,008        $12,558
                                                                 =======        =======

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

                                                                     SCHEDULE II

                     TRAVELERS INSURANCE GROUP HOLDINGS INC.
                              (Parent Company Only)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In millions)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  2001            2000            1999
                                                               -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $ 1,118         $ 1,480         $ 1,276
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Equity in net income of subsidiaries                           (1,200)         (1,568)         (1,379)
 Dividends received from consolidated subsidiaries               1,190           1,475             850
 Deferred federal income tax benefit                                --              (1)             (2)
 Federal income taxes receivable                                    --              (9)              1
 Other                                                             (10)            (28)              3
                                                               -------         -------         -------

    Net cash provided by operating activities                    1,098           1,349             749
                                                               -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Short-term securities, (purchases) sales, net                       2             (10)            135
 Other investments, net                                             --             (45)           (135)
                                                               -------         -------         -------
    Net cash provided by (used in) investing activities              2             (55)             --
                                                               -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt                                        (500)             --            (400)
 Issuance of note payable to affiliate                             500              --              --
 Purchase of treasury stock                                         --             (77)           (169)
 Restricted stock issuance                                          --              17              15
 Dividends to TPC                                               (1,100)         (1,226)           (164)
 Dividends to minority shareholders                                 --              (8)            (31)
                                                               -------         -------         -------

    Net cash used in financing activities                       (1,100)         (1,294)           (749)
                                                               -------         -------         -------

    Net decrease in cash                                            --              --              --

    Cash at beginning of period                                     --              --              --
                                                               -------         -------         -------


    Cash at end of period                                      $    --         $    --         $    --
                                                               =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for interest                      $   120         $   136         $   162
                                                               =======         =======         =======

 Cash received during the period for taxes                     $    36         $    37         $    53
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

                                                                     SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.    GENERAL

      Travelers Insurance Group Holdings, Inc. (TIGHI) (a direct wholly-owned subsidiary of Travelers Property Casualty Corp. (TPC)) was organized on January 16, 1996. During April 1996, TPC contributed The Travelers indemnity Company and its subsidiaries to TIGHI. In addition, TIGHI purchased all of the outstanding capital stock of Travelers Casualty and Surety Company (formerly The Aetna Casualty and Surety Company) and The Standard Fire Insurance Company for a purchase price of approximately $4.2 billion in cash.

      During April 2000, TPC completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TIGHI at a price of $41.95 per share. TPC also established a wholly-owned subsidiary of TPC which effected a merger pursuant to which TIGHI became a wholly-owned subsidiary of TPC. Upon the merger of the new subsidiary into TIGHI, all previously outstanding shares of Class A Common Stock of TIGHI became authorized and unissued shares and the 1,000 shares of Common Stock of the new subsidiary (held by TPC) were exchanged for 1,000 shares of Class A Common Stock of TIGHI. On June 29, 2000, TIGHI restated its certificate of incorporation and reclassified the Class A Common Stock to Common Stock, which had the effect of retiring all treasury stock. At December 31, 2000, TIGHI's common stock outstanding consists of 1,000 shares of Common Stock, which are 100% owned by TPC.

      On March 21, 2002, TPC issued 210 million shares of its common stock in an initial public offering, and on March 26, 2002, the underwriters exercised their option to purchase an additional 21 million shares of its common stock, together representing approximately 23% of TPC's common equity. Citigroup has announced that it intends to make a tax-free distribution of most of Citigroup's ownership interest in TPC, subject to, among other things, regulatory approval and receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. Citigroup is under no obligation to make the distribution even if these approvals are obtained. Immediately after the distribution, Citigroup would own approximately 9.9% of TPC.

      TPC provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. If the tax-free distribution by Citigroup occurs, TPC has agreed with Citigroup to negotiate in good faith the terms of a transition services agreement for the provision of these services. TPC has agreed with Citigroup that an affiliate will provide investment advisory services to TPC for a period and at fees to be mutually agreed upon.


2.    PRINCIPLES OF CONSOLIDATION

      The accompanying financial statements include the accounts of TIGHI and, on an equity basis, its subsidiaries and affiliates and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

3.    DEBT

      On April 16, 2001, September 1, 1999 and October 1, 1999, TIGHI repaid $500 million, $200 million and $200 million for its 6.75% notes, 6.75% notes and 6.25% notes, respectively, which matured on those dates.

      The annual maturities of the outstanding debt are as follows: $150 million in 2006; $230 million after 2006.

                                  SCHEDULE III

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                      2001
                                      ----
                                  (In millions)

                                                                                                  Amortization
Segment             Deferred policy    Claims and     Unearned  Premium  Net         Claims       of deferred   Other      Premiums
                    acquisition costs  claim adjust-  premiums  revenue  investment  and claim    policy        operating  written
                                       ment expense                      income      adjustment   acquisition   expenses
                                       reserves                          (a)         expenses     costs         (b)
------------------------------------------------------------------------------------------------------------------------------------
Commercial
      Lines             $   466          $27,749       $ 3,729  $ 5,431   $ 1,615     $ 4,702      $   861      $   931     $ 5,726

Personal
  Lines                     302            2,867         1,938    3,964       410       3,053          674          388       4,108
                        -------          -------       -------  -------   -------     -------      -------      -------     -------

Total - Reportable
  Segments                  768           30,616         5,667    9,395     2,025       7,755        1,535        1,319       9,834

Other                        --              121            --       16        (3)         10            4          129          12
                        -------          -------       -------  -------   -------     -------      -------      -------     -------

Consolidated            $   768          $30,737       $ 5,667  $ 9,411   $ 2,022     $ 7,765      $ 1,539      $ 1,448     $ 9,846
                        =======          =======       =======  =======   =======     =======      =======      =======     =======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                      2000
                                      ----
                                  (In millions)

                                                                                                  Amortization
Segment             Deferred policy    Claims and     Unearned  Premium  Net         Claims       of deferred   Other      Premiums
                    acquisition costs  claim adjust-  premiums  revenue  investment  and claim    policy        operating  written
                                       ment expense                      income      adjustment   acquisition   expenses
                                       reserves                          (a)         expenses     costs         (b)
------------------------------------------------------------------------------------------------------------------------------------
Commercial
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
                        =======          =======       =======  =======   =======     =======      =======      =======     =======

(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                      1999
                                      ----
                                  (In millions)

                                                                                                  Amortization
Segment             Deferred policy    Claims and     Unearned  Premium  Net         Claims       of deferred   Other      Premiums
                    acquisition costs  claim adjust-  premiums  revenue  investment  and claim    policy        operating  written
                                       ment expense                      income      adjustment   acquisition   expenses
                                       reserves                          (a)         expenses     costs         (b)
------------------------------------------------------------------------------------------------------------------------------------
Commercial
  Lines                 $   277          $26,184       $ 2,608  $ 4,375   $ 1,689     $ 3,505      $   617      $   805     $ 4,408

Personal
  Lines                     248            2,670         1,666    3,634       400       2,554          643          364       3,805
                        -------          -------       -------  -------   -------     -------      -------      -------     -------

Total - Reportable
  Segments                  525           28,854         4,274    8,009     2,089       6,059        1,260        1,169       8,213

Other                        --              149            --       --         3          --           --          169
                        -------          -------       -------  -------   -------     -------      -------      -------     -------

Consolidated            $   525          $29,003       $ 4,274  $ 8,009   $ 2,092     $ 6,059      $ 1,260      $ 1,338     $ 8,213
                        =======          =======       =======  =======   =======     =======      =======      =======     =======


(a) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity, which is allocated based on assigned capital.

(b) Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

                                   SCHEDULE V
                     TRAVELERS INSURANCE GROUP HOLDINGS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                     Charged
                                        Balance at   to costs     Charged                      Balance
                                         beginning   and          to other                    at end of
                                         of period   expenses     accounts(1)  Deductions(2)    period
--------------------------------------------------------------------------------------------------------
    Reinsurance Recoverables: 2001        $  213       $   -        $  130        $  57         $  286

                              2000        $  219       $   -        $    -        $   6         $  213

                              1999        $  192       $   -        $   33        $   6         $  219

----------
(1) Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)   Credited to the related asset account.

                                   SCHEDULE VI

            TRAVELERS INSURANCE GROUP HOLDINGS INC. AND SUBSIDIARIES

 SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (1)

                                    1999-2001

                                  (In millions)

                                               Reserves for
                                                 unpaid        Discount
                                 Deferred        claims          from
         Affiliation              policy        and claim       reserves                                 Net
           with                 acquisition    adjustment      for unpaid    Unearned      Earned      investment
         registrant                costs        expenses       claims (2)    premiums     premiums      income
         ----------                -----        --------       ----------    --------     --------     --------
2001  Consolidated property -
        casualty operations      $   768       $ 30,616          $  792      $ 5,667      $ 9,395      $ 2,025

2000  Consolidated property -
        casualty operations      $   614       $ 28,312          $  800      $ 4,792      $ 8,462      $ 2,159

1999  Consolidated property -
        casualty operations      $   525       $ 28,854          $  832      $ 4,274      $ 8,009      $ 2,089

                                      Claims and
                                     claim adjust-
                                     ment expenses         Amortization
                                  incurred related to:     of deferred        Paid claims
         Affiliation              --------------------        policy           and claim
           with                     Current   Prior         acquisition        adjustment     Premiums
         registrant                  year     year             costs            expenses      written
         ----------                 ------    ----             -----            --------      -------
2001  Consolidated property -
        casualty operations        $ 7,599    $  (41)        $ 1,535            $ 7,419        $ 9,834

2000  Consolidated property -
        casualty operations        $ 6,509    $ (247)        $ 1,298            $ 6,810        $ 8,843

1999  Consolidated property -
        casualty operations        $ 6,194    $ (242)        $ 1,260            $ 6,732        $ 8,213

(1)   Excludes accident and health business.

(2)   See "Discounting" on page 9.